Form 10-K
period 2008-08-31
SHIMMER GOLD, INC.
filed 2009-03-09
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the Fiscal Year Ended August 31, 2008

[  ]         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
              For the transition period from ________________ to ________________.

Commission file number 000-53446

SHIMMER GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation of organization)	(I.R.S. Employer Identification No.)

1709 Hampton Drive, Coquitlam, British Columbia	V3E 3C9
(Address of Principal Executive Offices)	(Zip Code)

(604) 773-0242
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.001 Par Value
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 of Section 15(d) of the Act.
Yes [  ]  No [X]

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [  ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Non-accelerated filer ☐ (do not check if a smaller reporting company)	Accelerated filer ☐ Smaller reporting company ☒

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X]  No [   ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant computed by reference to the price at which the registrant's common equity was last sold, as of February 29, 2008 (the last day of the registrant's most recently completed second fiscal quarter) was approximately $80,120.

The registrant had 8,006,000 shares of common stock outstanding as of March 5, 2009.

__________

FORWARD LOOKING STATEMENTS

This annual report contains forward-looking statements that involve risks and uncertainties. Any statements contained herein that are not statements of historical fact may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. In evaluating these statements, you should consider various factors, including the assumptions, risks and uncertainties outlined in this annual report under "Risk Factors". These factors or any of them may cause our actual results to differ materially from any forward-looking statement made in this annual report. Forward-looking statements in this annual report include, among others, statements regarding:

  our capital needs;

  business plans; and

  expectations.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding future events, our actual results will likely vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Some of the risks and assumptions include:

  our need for additional financing;

  our limited operating history;

  our history of operating losses;

  our exploration activities may not result in commercially exploitable quantities of ore on our mineral properties;

  the risks inherent in the exploration for minerals such as geologic formation, weather, accidents, equipment failures and governmental restrictions;

  the competitive environment in which we operate;

  changes in governmental regulation and administrative practices;

  our dependence on key personnel;

  conflicts of interest of our directors and officers;

  our ability to fully implement our business plan;

  our ability to effectively manage our growth; and

  other regulatory, legislative and judicial developments.

We advise the reader that these cautionary remarks expressly qualify in their entirety all forward-looking statements attributable to us or persons acting on our behalf. Important factors that you should also consider, include, but are not limited to, the factors discussed under "Risk Factors" in this annual report.

The forward-looking statements in this annual report are made as of the date of this annual report and we do not intend or undertake to update any of the forward-looking statements to conform these statements to actual results, except as required by applicable law, including the securities laws of the United States.

AVAILABLE INFORMATION

Shimmer Gold, Inc. files annual, quarterly and current reports, proxy statements, and other information with the Securities and Exchange Commission (the "SEC"). You may read and copy documents referred to in this Annual Report on Form 10-K that have been filed with the SEC at the SEC's Public Reference Room, 450 Fifth Street, N.W., Washington, D.C. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. You can also obtain copies of our SEC filings by going to the SEC's website at http://www.sec.gov.

REFERENCES

As used in this annual report: (i) the terms "we", "us", "our", "Shimmer Gold" and the "Company" mean Shimmer Gold, Inc.; (ii) "SEC" refers to the Securities and Exchange Commission; (iii) "Securities Act" refers to the United States Securities Act of 1933, as amended; (iv) "Exchange Act" refers to the United States Securities Exchange Act of 1934, as amended; and (v) all dollar amounts refer to United States dollars unless otherwise indicated.

__________

ii

TABLE OF CONTENTS

__________

iii

PART I

ITEM 1.            BUSINESS

Name, Incorporation and Principal Offices

We were incorporated as "Shimmer Gold, Inc." on September 7, 2006 under the laws of the State of Nevada.

On the date of our incorporation we appointed Tarik G. Elsaghir as our President, Secretary, Treasurer and a director. On March 9, 2007, Shawn Balaghi was appointed as our sole officer and director upon the resignation of Mr. Elsaghir, and Mr. Balaghi continues to serve as our President, Secretary, Treasurer, Chief Executive Officer, Chief Financial Officer and as a director.

Our principal offices are located at 1709 Hampton Drive, Coquitlam, British Columbia, Canada, V3E 3C9; our telephone number is (604) 773-0242 and our facsimile number is (604) 288-7559.

Overview

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. On June 19, 2007, we acquired a 100% undivided interest in certain placer claims, which are located on McLaren Creek in the Atlin Mining Division of British Columbia. These claims are in good standing until January 23, 2010. Exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year.

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $12,014, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877) and CDN$100,855 for phase two (approximately $78,322, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877). Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs. In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

The property underlying our mineral claim interest does not contain any known mineral deposits or reserves of minerals. Accordingly, exploration of the property is required before any determination as to whether any commercially viable mineral deposit may exist. Our plan of operations is to carry out preliminary exploration work on the property in order to ascertain whether advanced exploration is warranted to determine whether the property possesses commercially exploitable mineral deposits. We will not be able to determine whether or not the property contains a commercially exploitable mineral deposit, or reserve, until appropriate exploratory work is done and an economic evaluation based on that work concludes economic viability.

Exploration Stage Company

We are considered an exploration or exploratory stage company because we are involved in the examination and investigation of land that we believe may contain valuable minerals, for the purpose of discovering the presence of ore, if any, and its extent. There is no assurance that a commercially viable mineral deposit exists on the property underlying our mineral claim interest, and a great deal of further exploration will be required before a final evaluation as to the economic and legal feasibility for our future exploration is determined. We have no known reserves of any type of mineral. To date, we have not discovered an economically viable mineral deposit on the property underlying our mineral claim interest, and there is no assurance that we will discover one.

Our Acquisition of the Claims

On June 19, 2007, we entered into a Placer Claims Acquisition Agreement with Jenny Gruber, whereby we acquired a 100% undivided interest in certain placer claims, which are located on McLaren Creek in the Atlin Mining Division of British Columbia, for consideration consisting of $12,000 in cash and 6,000 shares of our common stock at a deemed issuance price of $0.05 per share.

Property Underlying our Claims

We obtained a geological report on the property underlying our mineral claim interest, dated February 2007, which was prepared by Larry W. Carlyle, P. Geo. Due to lack of road maintenance in the winter and snow cover in the area of the property, it was not possible for Mr. Carlyle to visit the property prior to the preparation of the report. As such, the report was prepared from literature research and Mr. Carlyle's familiarity with the area from previous placer exploration done by him near the Nolan Mine on Spruce Creek and on Otter and Pine Creeks.

The following description of the property underlying our mineral claim interest, its history and geology is based on the contents of Mr. Carlyle's report.

Property Description and Location

The property underlying our mineral claim interest is located on McLaren Creek, just above its confluence with the Gladys River in the Atlin Mining District of British Columbia. McLaren Creek is approximately 45 kilometres (36 miles) southeast of Atlin, British Columbia. The property underlying our mineral claim interest covers an area totalling approximately 82.3 hectares. Certain data with respect to our mineral interest claim are as follows:

Claim Name	Tenure #	Tenure Type	Expiry Date	% Owned/Owner	Area (in hectares)
McLaren	550049	Placer	January 23, 2010	100.00 /Jenny Gruber	82.343

The following figures show a map showing the location of the property underlying our mineral claim interest:

McLaren Claim

60^0
134^0
132^0
60^0
Gladys Lake
Teslin Lake
Surprise Lake
Atlin
McLaren Claim
Tenure #
550049
Atlin Lake
58^0
58^0

Location Map
McLaren Creek
Atlin Area
Placer Tenure #550049
NTS 104N/7W
Scale: ~2 cm = 50 km

Access, Climate, Physiography, Local Resources and Infrastructure

As indicated above, the property underlying our mineral claim interest is located on McLaren Creek just above its confluence with the Gladys River in the Atlin Mining District of British Columbia. McLaren Creek is approximately 45 kilometres (36 miles) southeast of Atlin, British Columbia. Atlin, British Columbia has year-round road access to Jakes Corner, Yukon Territory, on the Alaska Highway. Jakes Corner is approximately 50 miles (63 kilometres) south of Whitehorse, the capital of the Yukon Territory. Whitehorse offers air and truck freight services to Vancouver, Edmonton, Calgary and other centers several times weekly. Most Atlin residents visit Whitehorse for shopping, medical, dental and other needs.

McLaren Creek rises in Skeleton Lake and flows approximately 8 kilometres (6.4 miles) eastward to become a left limit tributary of Gladys River. The gradient of McLaren Creek is relatively gentle at about 5 percent. Near the mid-point of the stream the gradient increases until it again flattens as it approaches the confluence with the Gladys River.

Due to the snow and snowfall in the area, surface exploration of the property underlying our mineral claim interest is restricted to the summer months and early fall. As a result, any attempts to test or explore the property are largely limited to the few months out of the year when weather permits such activities.

History and Prior Exploration

Kenneth McLaren and Fritz Miller, 2 gold prospectors from Juneau, Alaska, are credited with the discovery of gold in Atlin. Records indicate that they discovered placer gold at a depth of 1.7 meters in a pit dug on Pine Creek in March 1898 and that they staked discovery claims and recorded them in July of that year. News of the discovery traveled fast, and in a matter of days the rush to acquire ground on Pine Creek was underway. By late September 1898 it is estimated that some 3,000 people had settled in Atlin and that most of the local creeks had been tested and staked. Early records show that 1899 was a banner year with estimates of the local population varying from 10,000 to 25,000. By early 1901, large companies had consolidated many of the individual claims and worked the ground as either hydraulic or high volume steam shovel operations. Production on Pine Creek slumped significantly with the advent of the World War I and never fully recovered. By 1924, the town of Discovery was essentially a ghost town. Since that time and up until the early 1990s, several small companies operated on Pine Creek, either processing old tailings or mining small sections of bench ground that was overlooked in the early days.

Placer mining in the area of the property underlying our mineral claim interest probably extended from near the first discovery of gold in the Atlin area until the 1950s. The owner of the property is said to have worked the claims for 20 years, paid all his bills with gold, and was buried on the creek in the 1950s.

Present Condition and Current State of Exploration

The property underlying our mineral claim interest presently does not have any know mineral deposits. There are no known ore bodies on the property. There are no known drill holes on the property.

Geology

Various portions of the Atlin area have been mapped through the years; however, Aitken's Map 1082A (1960) covers the entire area. His map shows an antiform in the Cache Creek Group rocks running in a northeast direction between Mount McMaster and Mount Smallpeice. Skeleton Lake, located approximately on the axis of this antiform, is the source for both McLaren Creek and Nancy Creek. Nancy Creek runs westerly into the O'Donnell River drainage while McLaren Creek runs easterly into the Gladys River drainage.

Two sources for the placer gold in the area have been postulated. The first source suggests that it is from quartz stringers and veins which existed in the Mississippian to Upper Triassic Cache Creek Group rocks which are the most common bedrock in the area. The second was that the gold formed during Cretaceous intrusions such as the Surprise Lake Batholith or the Jurassic Fourth of July Batholith. Mount McMaster, south of Nancy and McLaren Creeks, is formed from the Jurassic intrusive.

Previous writers who evaluated the Atlin area believed the placer gold came from quartz stringers and veins in the Cache Creek rocks. Much of the placer gold is of a large size and has a rough texture, meaning that it has not traveled far from its source bedrock. If the Cache Creek rocks were the gold source, it would have had to be eroded from the source rocks and be deposited almost directly below them. As such, Mr. Carlyle believes that this hypothesis seems unlikely.

Other writers who evaluated Feather Creek, which is located approximately 20 miles (25 kilometres) northwest of the property underlying our mineral claim interest, found that mineral matter attached to the gold grains is mainly tin oxide with one grain containing significant thorium. Dominant clast types within the Feather Creek placer gravels are: black chert, which constitutes at least half of the clasts; grey, tan or red chert; and wacke. Some samples contain significant proportions of quartz or granitoid clasts. Ultramafite or listwanite clasts were not identified in any sample. Based on these findings, such writers concluded that combined with the identification of cassiterite in six of six gold nuggets analyzed, an argument can be made for linkage with the evolved, tin-rich Surprise Lake, with significant implications for lode gold exploration in the region.

Glaciation is known to have occurred several times in the Atlin area; however, the timing and direction of movement have been uncertain. Due to this glaciation, most of the area mountains are rounded and generally have elevations of less than 1900 metres. Previous writers who have evaluated the area have postulated that the centre of this ice mass was located in the region currently occupied by the Llewellyn glacier. This ice sheet expanded with lobes from it moving north and eastwards into the Atlin area. This movement of ice toward the north-northwest is similar to the movement of the glacial episodes recognized in the Teslin, Yukon area approximately 100 kilometres (62 miles) to the northeast. The Teslin area has undergone three major continental episodes of glaciation: pre-Reid, Reid, and McConnell. Some researchers believe pre-Reid glaciation consisted of at least four glacial episodes extending ending approximately 200,000 years ago. Reid glaciation is thought to have occurred between 220,000 and 140,000 years ago. McConnell glaciation occurred approximately 20,000 years ago.

Previous writers who have evaluated the area report seeing auriferous red-yellow gravels exposed in the banks of McLaren Creek during work there in 1982, which suggests that they were formed during the long erosional period after the Reid glaciation and before McConnell glaciation.

Mineralization

There are no known ore bodies on the property. However, previous writers who have evaluated the area found that that placer gold is present in gravels having a well defined red or yellow color often referred to as "Tertiary" gravels, which indicate the presence of gold; tungsten, tin and platinum group minerals. Such writers have also indicated that in the lower section of McLaren Creek, Tertiary auriferous gravels outcrop in the river banks, and that panning together with historical evidence indicate that these deposits are gold rich as are similar Tertiary deposits in the Atlin area.

Our Planned Exploration Program

Based on prior reports regarding the Atlin area and his familiarity with the area, Mr. Carlyle has recommended a two-phased exploration program, as described below:

Phase 1

A program of prospecting, hand dug test pits and test mining, and a preliminary magnetometer survey is recommended. A preliminary ground magnetometer survey to follow-up on any outcrops located may increase the known extent of the auriferous gravels and improve the potential for establishing a placer operation on the site.

Phase 2

  Once the auriferous gravels have been located and the amount of gold they hold has been confirmed, a mechanized test mining program can be established. During this phase, approximately one metre (3.3 ft.) of fractured bedrock below the auriferous gravels should be excavated to ensure recovery of gold which has worked its way into the bedrock.

  A preliminary ground magnetometer was recommended as part of Phase 1 because the 1982 electrical resistivity survey done by prior evaluators of the area is relatively old technology. The strong association of magnetite with the gold in the auriferous channel gravels of the Atlin area and the relatively shallow overburden should make the use of modern magnetometer instruments very efficient. Magnetometer surveying should delineate auriferous gravels prior to mining.

  Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock. Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required. At well over CDN$10,000 (approximately $7,766, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

  The auriferous gravels in the Atlin area contain a considerable amount of clay, which must be removed to improve gold recovery. Incorporating a trommel as part of the processing plant would achieve improved recovery.

Estimated Budget

Phase One

Helicopter (2 Trips @ CDN$1200/trip [fuel included])
Field Supervisor (CDN$500/day x 7 days)
2 - Field Assistants (CDN$300/day x 7 days)
Food & Field Supplies (CDN$250/day x 7 days)
Magnetometer Rental
Benefits
Contingencies (15%)

CDN$ 2,400 CDN$ 3,500 CDN$ 4,200 CDN$ 1,750 CDN$ 1,000 CDN$ 600 CDN$ 2,020 Phase 1 Total: CDN$ 15,470

Phase Two

Placer Equipment Rental:
1 - D-7 Bulldozer (CDN$150/hr x 12 hr/day x 7 days)
1 - Backhoe (CDN$125/hr x 12 hr/day x 7 days)
1 - Loader (CDN$150/hr x 12 hr/day x 7 days)
1 - Kitchen Trailer (CDN$200/day x 7 days)
1 - Bunk Trailer (CDN$200/day x 7 days)
Processing Plant, Trommel, engines, pumps, hoses, etc. (CDN$2,000/day x 7 days)

CDN$ 12,600 CDN$ 10,500 CDN$ 12,600 CDN$ 1,400 CDN$ 1,400 CDN$ 14,000

Personnel:
2 - Equipment Operators (CDN$300/day ea. x 10 days)
1 - Cook (CDN$300/day x 10 days)
Supervisor (CDN$500/day x 10 days)
Benefits

Trucks, Miscellaneous Equipment and Tools
Fuel, Oil, Food, Field Supplies, etc.
Equipment Mobilization and Demobilization
Sample Analysis and Reporting
Contingencies (15%)

CDN$ 6,000 CDN$ 3,000 CDN$ 5,000 CDN$ 1,200 CDN$ 4,000 CDN$ 6,000 CDN$ 7,000 CDN$ 3,000 CDN$ 13,155 Phase 2 Total: CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $12,014, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877. The estimated cost of CDN$100,855 for phase two is equal to approximately $78,322, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877).

Western Canada is experiencing a shortage of trained personnel and suitable heavy equipment for mining purposes. This has resulted in a large increase in personnel wages and equipment rental costs. With the long history of placer mining in Atlin, it is expected that most of the equipment and personnel needed for the tests can be found locally. Whitehorse would be able to supply whatever shortages may occur.

In Phase 2, the personnel are listed for ten days of employment for a seven day testing program because it is expected that mobilization, set up, and demobilization will require approximately three days.

Miscellaneous equipment and tools would include items like welding equipment, tanks, barrels, cables, chains, shovels, axes, hammers, wrenches and drills.

A contingency factor of 15% has been chosen to provide more flexibility in dealing with variations in personnel, equipment and petroleum product costs. The Federal Goods and Service Tax and the B.C. Provincial Sales Tax would form part of the contingency factor.

Compliance with Government Regulation

We will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in the Province of British Columbia. The main agency that governs the exploration of minerals in the Province of British Columbia, Canada, is the Ministry of Energy and Mines.

The Ministry of Energy and Mines manages the development of British Columbia's mineral resources, and implements policies and programs respecting their development while protecting the environment. In addition, the Ministry regulates and inspects the exploration and mineral production industries in British Columbia to protect workers, the public and the environment.

The material legislation applicable to us is the Mineral Tenure Act R.S.B.C. 1996 Chapter 292, as amended, and administered by the Mineral Titles Branch of the Ministry of Energy and Mines, and the Mines Act, RSBC 1996 Chapter 293, as amended, as well as the Health, Safety and Reclamation Code, 2003, as amended .

The Mineral Tenure Act and its regulations govern the procedures involved in the location, recording and maintenance of mineral titles in British Columbia. The Mineral Tenure Act also governs the issuance of leases which are long term entitlements to minerals, designed as production tenures. The Mineral Tenure Act does not apply to minerals held by crown grant or by freehold tenure.

All mineral exploration activities carried out on the property underlying our mineral claim interest must be in compliance with the Mines Act. The Mines Act applies to all mines during exploration, development, construction, production, closure, reclamation and abandonment. It outlines the powers of the Chief Inspector of Mines, to inspect mines, the procedures for obtaining permits to commence work in, on or about a mine and other procedures to be observed at a mine. Additionally, the provisions of the Health, Safety and Reclamation Code for mines in British Columbia contain standards for employment, occupational health and safety, accident investigation, work place conditions, protective equipment, training programs, and site supervision.

Additional approvals and authorizations may be required from other government agencies, depending upon the nature and scope of the proposed exploration program. If the exploration activities require the falling of timber, then either a free use permit or a license to cut must be issued by the Ministry of Forests. Items such as waste approvals may be required from the Ministry of Environment, Lands and Parks if the proposed exploration activities are significantly large enough to warrant them. Waste approvals refer to the disposal of rock materials removed from the earth which must be reclaimed. An environmental impact statement may be required.

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $128, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877). The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010. If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

We will also have to sustain the cost of reclamation and environmental remediation for all exploration work undertaken. Both reclamation and environmental remediation refer to putting disturbed ground back as close to its original state as possible. Other potential pollution or damage must be cleaned-up and renewed along standard guidelines outlined in the usual permits. Reclamation is the process of bringing the land back to its natural state after completion of exploration activities. Environmental remediation refers to the physical activity of taking steps to remediate, or remedy, any environmental damage caused. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the recommended work program. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings, our competitive position or on us in the event a potentially economic deposit is discovered.

Prior to undertaking mineral exploration activities, we must make application under the Mines Act for a permit, if we anticipate disturbing land. A permit is issued within 45 days of a complete and satisfactory application. We do not anticipate any difficulties in obtaining a permit, if needed. The initial exploration activities on the property underlying our mineral claim interest are not expected to involve ground disturbance and as a result do not require a work permit. Any follow-up trenching and/or drilling will require permits, applications for which will be submitted well in advance of the planned work.

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater. Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

  water discharge will have to meet drinking water standards;

  dust generation will have to be minimal or otherwise re-mediated;

  dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

  an assessment of all material to be left on the surface will need to be environmentally benign;

  ground water will have to be monitored for any potential contaminants;

  the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

  there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

Competition

We are a junior mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact on our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties under investigation and the price of the investment offered to investors.

We will also be compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Employees

As of the date of this annual report we have no significant employees other than the officers and directors described herein under "Directors, Executive Officers, Promoters and Corporate Governance". We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interest in order to carry out our plan of operations.

Research and Development Expenditures

We have not incurred any research or development expenditures since our incorporation.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

ITEM 1A.           RISK FACTORS

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this annual report in evaluating our company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

Risks Related to Our Company

Because we have only recently commenced business operations, we have no history of earnings and no foreseeable earnings, and we may never achieve profitability or pay dividends.

We were incorporated on September 7, 2006, and to date have been involved primarily in organizational activities, evaluating resource projects and acquiring our interest in certain mineral claims in British Columbia, Canada. Therefore, our ability to operate our business successfully remains untested. If we are successful in developing the property underlying our mineral claim interest, we anticipate that we will retain future earnings and other cash resources for the future operation and development of our business as appropriate. We do not currently anticipate declaring or paying any cash dividends in the foreseeable future. Payment of any future dividends is solely at the discretion of our board of directors, which will take into account many factors including our operating results, financial conditions and anticipated cash needs. For these reasons, we may never achieve profitability or pay dividends.

We have yet to attain profitable operations, and because we may need additional financing to fund our exploration activities, our accountants believe there is substantial doubt about our ability to continue as a going concern.

We have incurred a net loss of $95,623 for the period from September 7, 2006 (incorporation) to August 31, 2008, and we have no revenues to date. At August 31, 2008, we had cash of $11,430 and working capital of $5,677, which will not be sufficient to maintain our administrative costs, to complete phase one our recommended exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months. In addition, we will require additional financing to complete phase two of our recommended work program and to do any further exploration work on the property underlying our mineral claim interest. There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to August 31, 2008. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

Because of the speculative nature of exploration of mining properties, there is substantial risk that no commercially exploitable minerals will be found and our business will fail.

We are in the initial stages of exploration of the property underlying our mineral claim interest, and thus have no way to evaluate the likelihood that we will be successful in establishing commercially exploitable reserves of valuable minerals on the property. Potential investors should be aware of the difficulties normally encountered by new mineral exploration companies and the high rate of failure of such enterprises. The search for valuable minerals as a business is extremely risky. We may not find commercially exploitable reserves of minerals on the property underlying our mineral claim interest. Exploration for minerals is a speculative venture necessarily involving substantial risk. The expenditures to be made by us on our exploration program may not result in the discovery of commercial quantities of ore. The likelihood of success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the property underlying our mineral claim interest that we plan to undertake. Problems such as unusual or unexpected formations, the inability to obtain suitable or adequate machinery, equipment or labour, and other risks involved in mineral exploration, often result in unsuccessful exploration efforts. In such a case, we would be unable to complete our business plan. In addition, any determination that the property underlying our mineral claim interest contains commercially recoverable quantities of ore may not be reached until such time that final comprehensive feasibility studies have been concluded that establish that a potential mine is likely to be economically viable. There is a substantial risk that any preliminary or final feasibility studies carried out by us will not result in a positive determination that the property can be commercially developed.

We will require significant additional financing in order to continue our exploration activities and our assessment of the commercial viability of the property underlying our mineral claim interest. Even if we discover commercial reserves on the property, we can provide no assurance that we will be able to successfully advance the property into commercial production.

The property underlying our mineral claim interest does not contain any known bodies of ore. Our business plan calls for significant expenditures in connection with the exploration of the property. We will require additional funds in order to complete phase one of the proposed exploration program on the property and cover our other anticipated costs over the next twelve months. We will require further financing in order to complete phase two of this recommended work program, to pursue any further exploration and to conduct the economic evaluation that would be necessary for us to assess whether sufficient mineral reserves exist to justify commercial exploitation of the property underlying our mineral claim interest. We currently are in the exploration stage and have no revenue from operations. We currently do not have any arrangements in place for additional financing, and we may not be able to obtain financing on terms that are acceptable to us, or at all. If we are unable to obtain additional financing, we will not be able to continue our exploration activities and our assessment of the commercial viability of the property underlying our mineral claim interest. Further, if we are able to establish that development of the property is commercially viable, our inability to raise additional financing at that stage would result in our inability to place the property into production and recover our investment.

Our exploration activities may not be commercially successful, which could lead us to abandon our plans to develop the property underlying our mineral claim interest and our investments in exploration.

Our long-term success depends on our ability to establish commercially recoverable quantities of ore on the property underlying our mineral claim interest. Mineral exploration is highly speculative in nature, involves many risks and is frequently non-productive. Substantial expenditures are required to establish proven and probable reserves through drilling and analysis, to develop metallurgical processes to extract metal, and to develop the mining and processing facilities and infrastructure at any site chosen for mining. Whether a mineral deposit will be commercially viable depends on a number of factors, which include, without limitation, the particular attributes of the deposit, such as size, grade and proximity to infrastructure; metal prices, which fluctuate widely; and government regulations, including, without limitation, regulations relating to prices, taxes, royalties, land tenure, land use, importing and exporting of minerals and environmental protection. We may invest significant capital and resources in exploration activities and abandon such investments if we are unable to identify commercially exploitable mineral reserves. The decision to abandon a project may reduce the trading price of our common stock and impair our ability to raise future financing. We cannot provide any assurance to investors that we will discover or acquire any mineralized material in sufficient quantities on the property underlying our mineral claim interest to justify commercial operations. Further, we will not be able to recover the funds that we spend on exploration if we are not able to establish commercially recoverable quantities of ore on the property.

Because access to the property underlying our mineral claim interest is often restricted by inclement weather, we will be delayed in our exploration and any future mining efforts.

Due to the snow and snowfall in the area, surface exploration of the property underlying our mineral claim interest is restricted to the summer months and early fall. As a result, any attempts to test or explore the property are largely limited to the few months out of the year when weather permits such activities. These limitations can result in significant delays in exploration efforts, as well as mining and production in the event that commercial amounts of minerals are found. This may cause our business venture to fail and the loss of your entire investment in our common stock.

As we undertake exploration of the property underlying our mineral claim interest, we will be subject to compliance with government regulation that may increase the anticipated time and cost of our exploration program.

There are several governmental regulations that materially restrict the exploration of minerals. We will be subject to the mining laws and regulations of British Columbia as we carry out our exploration program. We may be required to obtain work permits, post bonds and perform remediation work for any physical disturbance to the land in order to comply with these regulations. While our planned exploration program budgets for regulatory compliance, there is a risk that new regulations could increase our time and costs of doing business and prevent us from carrying out our exploration program.

If there is a defect with respect to title of our mineral claim interest, our business may fail.

We own an interest in certain placer claims in British Columbia, Canada. Although we believe that we have taken all appropriate steps to determine that we have title to interest in these claims, there is no guarantee that there are no defects with respect to title of the mineral claims. The property may be subject to prior unregistered agreements or transfers or native land claims, and title may be affected by undetected defects. If we do not have clear title to our mineral claim interest, our business may fail and you may lose your entire investment in our common stock.

If we are unable to maintain our mineral claim interest, then our business will fail.

We own an interest in certain placer claims in the British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$2 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claim interest covers an area of approximately 82.3 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim interest is currently approximately CDN$165 per year (approximately $128, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877). The placer claims that are the subject of our mineral claim interest are in good standing with the Province of British Columbia until January 23, 2010. As such, exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the placer claims subject to our mineral claim interest will lapse. Accordingly, you could lose all or part of your investment in our common stock.

We are subject to risks inherent in the mining industry, and at present we do not have any insurance against such risks. Any losses we may incur that are associated with such risks may cause us to incur substantial costs which will have a material adverse effect upon our results of operations.

Any mining operations that we may undertake in the future will be subject to risks normally encountered in the mining business. Mining for valuable minerals is generally subject to a number of risks and hazards, including environmental hazards, industrial accidents, labour disputes, unusual or unexpected geological conditions, pressures, cave-ins, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods, blizzards and earthquakes. At the present we do not intend to obtain insurance coverage and even if we were to do so, we can provide no assurance that such insurance will continue to be available or that it will be available at economically feasible premiums. Insurance coverage may not continue to be available or may not be adequate to cover any resulting liability. Moreover, insurance against risks such as environmental pollution or other hazards as a result of exploration and production is not generally available to companies in the mining industry on acceptable terms. We might also become subject to liability for pollution or other hazards which may not be insured against or which we may elect not to insure against because of premium costs or other reasons. Losses from these events may cause us to incur significant costs that could have a material adverse effect upon our financial performance and results of operations. Such costs could potentially exceed our asset value and cause us to liquidate all of our assets, resulting in the loss of your entire investment in our common stock.

If we do not find a joint venture participant for the continued exploration of the property underlying our mineral claim interest, we may not be able to advance the exploration work.

If the initial results of our mineral exploration program are successful, we may try to enter into a joint venture agreement with a third party for the further exploration and possible production of the property underlying our mineral claim interest. We would face competition from other junior mineral resource exploration companies if we attempt to enter into a joint venture agreement with a third party. A prospective joint venture participant could have a limited ability to enter into joint venture agreements with junior exploration companies, and will seek the junior exploration companies who have the properties that it deems to be the most attractive in terms of potential return and investment cost. In addition, if we entered into a joint venture agreement, we would likely assign a percentage of our interest to the joint venture participant. If we are unable to enter into a joint venture agreement with a third party, we may fail and you will lose your entire investment in our common stock.

We rely on key members of management, the loss of whose services would have a material adverse effect on our success and development.

Our success depends to a certain degree upon our management team. At the present time, we have four directors, one of whom also serves as our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer. These individuals are a significant factor in our growth and success. The loss of the service of members of the management could have a material adverse effect on us.

Because our executive officer has other business interests, he may not be able or willing to devote a sufficient amount of time to our business operation, causing our business to fail.

Shawn Balaghi, our President, Secretary, Treasurer, Chief Executive Officer and Chief Financial Officer, is currently spending only approximately 10% of his business time on providing management services to us. While we believe that he currently possesses adequate time to attend to our interests, it is possible that the demands on Mr. Balaghi from his other obligations could increase with the result that he would no longer be able to devote sufficient time to the management of our business. This could negatively impact our business development.

Because our executive officer and our directors have limited experience in the mining industry, we may be dependent on advice from third parties in order to effectively manage our business.

Our executive officer and our directors have only limited experience in the mining industry. As such, we may be dependent on advice from third parties in order to effectively manage our business. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interest in order to carry out our plan of operations.

Because of the fiercely competitive nature of the mining industry, we may be unable to maintain or acquire attractive mining properties on acceptable terms, which will materially affect our financial condition.

The mining industry is competitive in all of its phases. We face strong competition from other mining companies in connection with the acquisition of properties producing, or capable of producing, precious and base metals. Many of these companies have greater financial resources, operational experience and technical capabilities. As a result of this competition, we may be unable to maintain or acquire attractive mining properties on terms we consider acceptable or at all. Consequently, our revenues, operations and financial condition could be materially adversely affected.

Risks Related to Our Common Stock

There is no active trading market for our common stock, and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the Financial Industry Regulatory Authority's ("FINRA") OTC Bulletin Board. In order to do this, a market maker has filed a Form 15c-211 to allow the market maker to make a market in our shares of common stock. However, we cannot provide our investors with any assurance that our common stock will be quoted on the OTC Bulletin Board or, if it is, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of exploration stage companies, which may materially adversely affect the market price of our common stock.

Sales of a substantial number of shares of our common stock into the public market by the selling stockholders may result in significant downward pressure on the price of our common stock and could affect the ability of our stockholders to realize any current trading price of our common stock.

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. We filed a registration statement, which went effective October 2, 2008, under which the selling stockholders named therein may be reselling up to approximately 50% of the issued and outstanding shares of our common stock (and, if the share purchase warrants are exercised with respect to the 4,000,000 shares underlying such share purchase warrants registered, then the selling stockholders may be reselling up to approximately 67% of our issued and outstanding shares of common stock). As a result of such registration statement, a substantial number of our shares of common stock which have been issued will be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock.

Any significant downward pressure on the price of our common stock as the selling stockholders sell the shares of our common stock could encourage short sales by the selling stockholders or others. Any such short sales could place further downward pressure on the price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and FINRA's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our common stock will be subject to the "Penny Stock" Rules of the SEC, which will make transactions in our common stock cumbersome and may reduce the value of an investment in our common stock.

We currently plan to have our common stock quoted on FINRA's OTC Bulletin Board, which is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions. Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities. Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities. Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

In addition to the "penny stock" rules promulgated by the SEC, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low-priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

ITEM 1B.           UNRESOLVED STAFF COMMENTS

None.

ITEM 2.             PROPERTIES

Our executive offices are located at 1709 Hampton Drive, Coquitlam, British Columbia, V3E 3C9.

Our mineral claim interest and the property underlying such interest are described above under Item 1, "Business".

ITEM 3.             LEGAL PROCEEDINGS

We are not a party to any material legal proceedings nor are we aware of any legal proceedings pending or threatened against us or our properties

ITEM 4.             SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of our fiscal year to a vote of security holders, through the solicitation of proxies or otherwise.

PART II

ITEM 5.             MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

There is presently no public market for our common stock. A market maker has filed a Form 15c-211 to allow the market maker to make a market in our shares of common stock and so that our shares can be quoted on the OTC Bulletin Board. However, we can provide no assurance that our shares will be quoted on the OTC Bulletin Board or, if they are, that a public market in our shares will materialize.

We had 42 registered shareholders of record as of March 5, 2009.

Recent Sales of Unregistered Securities

We have undertaken no recent sales of unregistered securities.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

  we would not be able to pay our debts as they become due in the usual course of business; or

  our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have any form of stock option or equity incentive plan. As such, there were no securities authorized for issuance under compensation plans at the end of our fiscal year ended August 31, 2008.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended August 31, 2008.

ITEM 6.             SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.             MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at August 31, 2008, August 31, 2007 and for the period from inception (September 7, 2006) to August 31, 2008 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

  We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $12,014, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877). We expect to commence our exploration program in the summer of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

  We anticipate spending approximately $2,500 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $30,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $42,014 (CDN$15,470 (approximately $12,014, based on the foreign exchange rate on March 5, 2009 of $1.00:CDN$1.2877) to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses. As at August 31, 2008, we had cash of $11,430 and working capital of $5,677. As such, we anticipate that our cash and working capital will not be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

Financial Condition

During the twelve-month period following the date of this annual report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program. In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claim interest and our business plan will fail. Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claim interest. If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interest.

We may consider entering into a joint venture arrangement to provide the required funding to develop the property underlying our mineral claim interest. We have not undertaken any efforts to locate a joint venture participant. Even if we determined to pursue a joint venture participant, there is no assurance that any third party would enter into a joint venture agreement with us in order to fund exploration of the property underlying our mineral claim interest. If we entered into a joint venture arrangement, we would likely have to assign a percentage of our interest to the joint venture participant.

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Year Ended August 31, 2008	September 7, 2006 (Inception) to August 31, 2007	For the Period from Inception (September 7, 2006) to August 31, 2008
	(Audited)	(Audited)	(Audited)
Expenses
Consulting	$ 1,000	$ 2,021	$ 3,021
Management fees	12,000	5,000	17,000
Mineral property costs	13,000	12,300	25,300
Office expenses	1,152	2,880	4,032
Professional fees	41,496	4,774	46,270

Net loss	(68,648)	(26,975)	(95,623)

Results of Operations for the Years Ended August 31, 2008 and 2007

Revenues

We had no operating revenues since our inception (September 7, 2006) to August 31, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended August 31, 2008 increased to $68,648 from $26,975 in the year ended August 31, 2007, primarily as a result of increased professional fees (legal and auditing expenses) incurred in connection with the preparation and filing of our initial registration statement with the SEC. Our expenses during these periods consisted of the following:

  Management Services: Our management services costs were $12,000 during the year ended August 31, 2008 as compared to $5,000 during the year ended August 31, 2007.

  Mineral Property Costs: In the year ended August 31, 2008, we incurred mineral property costs of $13,000 (consisting of fees paid to a mining consulting company), compared to mineral property costs of $12,300 (consisting of the purchase price for our interest in our mineral property claims) during the year ended August 31, 2007. We expense our mineral property costs as they are incurred.

  Professional Fees: In the year ended August 31, 2008, we incurred professional fees of $41,496, compared to professional fees of $4,774 during the year ended August 31, 2007. As indicated above, this increase is primarily due to legal and auditing expenses incurred in connection with the preparation and filing of our initial registration statement with the SEC.

Net Loss

Our net loss for the year ended August 31, 2008 was $68,648, compared to $26,975 for the year ended August 31, 2007.

Liquidity and Capital Resources

We had cash of $11,430 and working capital of $5,677 at August 31, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $42,014, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $46,912 during the year ended August 31, 2008, as compared to $25,658 during the year ended August 31, 2007. Net cash used in operating activities from our inception on September 7, 2006 to August 31, 2008 was $72,570.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to August 31, 2008, we raised a total of approximately $84,000 from private offerings of our securities. During the year ended August 31, 2008, no cash was provided by financing activities from sale of our securities (as compared to $84,000 from the sale of securities during year ended August 31, 2007).

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2008 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management's estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relates to the fair value assigned to shares and donated services.

Mineral Property Cost

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available for budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on September 1, 2007.

Other Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended August 31, 2008 and 2007, there are no items that cause comprehensive loss to be different from net loss.

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury stock method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", from inception date. To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on the Company's financial statements.

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

ITEM 7A.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8.             FINANCIAL STATEMENTS

SHIMMER GOLD, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

August 31, 2008

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' EQUITY

NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Shimmer Gold, Inc.

We have audited the accompanying balance sheets of Shimmer Gold, Inc. (an exploration stage company) as of August 31, 2008 and 2007 and the statements of operations, cash flows and stockholders' equity for the year ended August 31, 2008, the period from September 7, 2006 (date of inception) through August 31, 2007 and the period from September 7, 2006 (date of inception) through August 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Shimmer Gold, Inc. as of August 31, 2008 and 2007 and the results of its operations and its cash flows for the year ended August 31, 2008, the period from September 7, 2006 (date of inception) to August 31, 2007 and the period from September 7, 2006 (date of inception) through August 31, 2008 in accordance with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has not generated revenues since inception, has incurred losses in developing its business, and further losses are anticipated. The Company requires additional funds to meet its obligations and the costs of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in this regard are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"DMCL"

DALE MATHESON CARR-HILTON LABONTE LLP
CHARTERED ACCOUNTANTS

Vancouver, Canada
February 13, 2009

SHIMMER GOLD, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2008	August 31, 2007

ASSETS

Current
Cash	$ 11,430	$ 58,342
Prepaids	-	4,854

Total assets	$ 11,430	$ 63,196

LIABILITIES AND STOCKHOLDERS' EQUITY

Current
Accounts payable and accrued liabilities	$ 5,753	$ 871

Stockholders' Equity
Common stock (Note 3)
Authorized:
200,000,000 common shares, par value $0.001 per share
Issued: 8,006,000 common shares (August 31, 2007 - 8,006,000)	8,006	8,006
Additional paid-in capital (Note 4)	93,294	81,294
Deficit accumulated during the exploration stage	(95,623)	(26,975)

Total Stockholders' equity	5,677	62,325

Total liabilities and stockholder's equity	$ 11,430	$ 63,196

Contingency (Note 1)

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended August 31, 2008	September 7, 2006 (Inception) to August 31, 2007	Cumulative from September 7, 2006 (Inception) to August 31, 2008

EXPENSES
Consulting	$ 1,000	$ 2,021	$ 3,021
Management fees (Note 4)	12,000	5,000	17,000
Mineral property costs (Note 5)	13,000	12,300	25,300
Office expenses	1,152	2,880	4,032
Professional fees	41,496	4,774	46,270

NET LOSS	$ (68,648)	$ (26,975)	$ (95,623)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING - BASIC AND DILUTED	8,006,000	2,716,307

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS

	Year Ended August 31, 2008	September 7, 2006 (Inception) to August 31, 2007	Cumulative from September 7, 2006 (Inception) to August 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (68,648)	$ (26,975)	$ (95,623)
Non-cash items:
Common stock issued for mineral property	-	300	300
Donated services	12,000	5,000	17,000
Change in non-cash working capital items:
Prepaids	4,854	(4,854)	-
Accounts payable and accrued liabilities	4,882	871	5,753

Net cash used in operating activities	(46,912)	(25,658)	(72,570)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	84,000	84,000

Net cash provided by financing activities	-	84,000	84,000

INCREASE (DECREASE) IN CASH	(46,912)	58,342	11,430

CASH, BEGINNING	58,342	-	-

CASH, ENDING	$ 11,430	$ 58,342	$ 11,430

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total

Balance, September 07, 2006 (Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share, May 1, 2007 Inception)	4,000,000	4,000	-	-	4,000
Common stock issued for cash at $0.02 per share, May 2, 2007 per share, October 30, 2005	4,000,000	4,000	76,000	-	80,000
Common stock issued for Mineral Property at $0.05, June 19, 2007 Donated Services per share, October 30, 2005	6,000 -	6 -	294 5,000	- -	300 5,000
Net loss	-	-	-	(26,975)	(26,975)

Balance, August 31, 2007	8,006,000	8,006	81,294	(26,975)	62,325
Donated Service	-	-	12,000	-	12,000
Net loss	-	-	-	(68,648)	(68,648)

Balance, August 31, 2008	8,006,000	$ 8,006	$ 93,294	$ (95,623)	$ 5,677

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

1.   Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on September 7, 2006. The Company is an Exploration Stage company as defined by statements of Financial Accounting Standards ("SFAS") No.7 "Accounting and Reporting for Development Stage Enterprises." The Company's principal business is the acquisition and exploration of mineral resources. The Company has not yet determined whether its property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of its property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property and to complete the development of its property and upon future profitable production or proceeds from the sale thereof.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2008, the Company has not generated any revenue. The Company has incurred losses since inception resulting in an accumulated deficit of $95,623 as at August 31, 2008 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and, or, a private placement of common stock.

2.   Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in US dollars.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. Significant areas requiring the use of management estimates relates to the fair value assigned to shares and donated services.

Mineral Property Cost

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are capitalized in accordance with EITF 04-2 when management has determined that probable future benefits consisting of a contribution to future cash inflows, have been identified and adequate financial resources are available or are expected to be available for budgeted exploration and development expenditures. Mineral property acquisition costs are expensed as incurred if the criteria for capitalization is not met.

Mineral property exploration costs are expensed as incurred. When it has been determined that a mineral property can be economically developed as a result of establishing proven and probable reserves, the costs incurred to develop such property are capitalized. As of the date of these financial statements, the Company has incurred only acquisition and exploration costs which have been expensed. To date the Company has not established any proven or probable reserves on its mineral properties.

Foreign Currency Translation

In accordance with SFAS No. 52, "Foreign Currency Translation", foreign denominated monetary assets and liabilities are translated into their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non monetary assets and liabilities are recorded at the exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the year. Gains or losses resulting from foreign currency transactions are included in results of operations.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

2.   Summary of Significant Accounting Policies - (cont'd)

Financial Instruments

In accordance with the requirements of SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The carrying values of cash and accounts payable approximate their fair values due to the short-term maturity of these instruments.

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at August 31, 2008 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

In June 2006, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109" ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes by prescribing a two-step method of first evaluating whether a tax position has met a more likely than not recognition threshold and, second, measuring that tax position to determine the amount of benefit to be recognized in the financial statements. FIN 48 provides guidance on the presentation of such positions within a classified balance sheet as well as on de-recognition, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 was adopted by the Company on September 1, 2007.

Other Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for the reporting and display of comprehensive loss and its components in the financial statements. For the years ended August 31, 2008 and 2007, there are no items that cause comprehensive loss to be different from net loss.

Loss per Share

The Company computes loss per share in accordance with SFAS No. 128, "Earnings per Share" which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all potentially dilutive common shares outstanding during the period including stock options and warrants, using the treasury stock method, and preferred stock, using the if-converted method. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Stock-based Compensation

The Company has adopted the fair value recognition provisions of SFAS No. 123R, "Share Based Payments", from inception date. To date the Company has not adopted a stock option plan and has not granted any stock options. Accordingly, no stock-based compensation has been recorded to date.

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standards Board ("FASB") issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts - An interpretation of FASB Statement No. 60". SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise's risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted. The adoption of this statement will have no effect on the Company's financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

2.   Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements (cont'd)

In May 2008, the FASB issued SFAS No. 162, "The Hierarchy of Generally Accepted Accounting Principles". SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles". The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities - an amendment to FASB Statement No. 133". SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity's financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity's financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141R, "Business Combinations". This statement replaces SFAS 141 and defines the acquirer in a business combination as the entity that obtains control of one or more businesses in a business combination and establishes the acquisition date as the date that the acquirer achieves control. SFAS 141R requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS 141R also requires the acquirer to recognize contingent consideration at the acquisition date, measured at its fair value at that date. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 160, "Non-controlling Interests in Consolidated Financial Statements Liabilities -an Amendment of ARB No. 51". This statement amends ARB 51 to establish accounting and reporting standards for the Non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. This statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

3.   Common Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value $0.001 per share no other class of shares are authorized.

(a)   On May 1, 2007, the Company issued 4,000,000 shares to the founding officer and director at a price of $0.001 per unit for proceeds of $4,000.

(b)   On May 2, 2007, the Company completed a private placement of 4,000,000 units at a price of $0.02 per unit for proceeds of $80,000. Each unit consisted of one common share and one share purchase warrant exercisable to purchase an additional common share at a price of $0.05 for the first year of the exercise period, and an exercise price of $0.10 per warrant during the final year for a period of two years from the date of issuance.

(c)   On June 19, 2007, the Company issued 6,000 shares at a price of $0.05 per share pursuant to the terms of a placer claims acquisition agreement.

As at August 31, 2008, there were 4,000,000 warrants outstanding, exercisable at $0.10 per warrant with an expiry date of May 2, 2009.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
August 31, 2008

4.   Related Party Transactions

During the period ended August 31, 2008, the Company recognized $12,000 (2007 - $5,000) for donated services provided by a director of the Company. This expense was recorded in additional paid-in capital.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

5.   Mineral Property

By a placer claims acquisition agreement dated June 19, 2007, the Company acquired a 100% undivided right, title and interest in and to certain mineral property claims, located in the Atlin Mining district of British Columbia. The purchase price was paid by cash of $12,000 and the issuance of 6,000 common shares with a fair value of $0.05 per share for a total cost of $12,300.

The Company paid $13,000 (2007 - $Nil) to a mining consulting company during the year ended August 31, 2008.

6.   Income Taxes

As of August 31, 2008, the Company has estimated tax loss carry forwards for tax purposes of approximately $53,300 (2007: $9,675), which expire by 2029. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

	September 30
	2008	2007

Loss before income tax	$ 68,648	$ 26,975
Statutory tax rate	35%	35%
Expected recovery of income taxes at standard rates	24,027	9,441
Non-deductible items	(8,750)	(6,055)
Less: valuation allowance	(15,277)	(3,386)

Income tax provision	$ -	$ -

	September 30
	2008	2007
Components of deferred tax asset:
Non-capital tax loss carry forwards	$ 18,663	$ 3,386
Less: valuation allowance	(18,663)	(3,386)

Net deferred tax asset	$ -	$ -

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15. Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, as evidenced by the fact that this annual report on Form 10-K was not filed within the time period specified by Form 10-K.

Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter of our fiscal year ended August 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

Not applicable.

ITEM 10.           DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:
Name	Age	Position Held
Shawn Balaghi	38	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director
Shahin Tabatabaei	35	Director
Rebeca Peniche	30	Director

The following describes the business experience of each of our directors and executive officers, including other directorships held in reporting companies:

Shawn Balaghi. Shawn Balaghi has served as our President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director since March 9, 2007. Mr. Balaghi is also the Chief Executive Officer of Wall Street Financial Corporation, an international marketing and investor relations firm. During the past five years, Mr. Balaghi has served as the Executive Vice President of Novak Capital Corporation, an internationally focused organization specializing in assisting companies to increase market awareness and to attract capital investment from the financial community.

Shahin Tabatabaei. Shahin Tabatabaei has served as a director since May 15, 2007. Mr. Tabatabaei started his career in international sales in 2000 at TMS Technologies Ltd., where he was promoted to the position of Vice President of international sales and marketing. In 2004, Mr. Tabatabaei founded Canadian Industrial Solution Ltd., a manufacturer and supplier of equipment, including valves, industrial cylinders and industrial cameras, to companies throughout the world that are involved in the oil, gas, water and natural resources sectors.

Rebeca Peniche. Rebeca Peniche has served as a director since May 15, 2007. Ms. Peniche earned a degree in business and commerce from the University of Guadalajara, Mexico, in 1998. Ms. Peniche worked at Costco Inc. in Mexico from 1995 to 1999, where in 1998 she was promoted to food services manager. From 1999 to 2002, Ms. Peniche worked as a junior accountant for Nokia Mexico. From 2002 to 2006, Ms. Peniche worked as an accountant for Ford Mexico. From 2006 to the present, Ms. Peniche has served as a consultant to Canadian and U.S. resource corporations involved in gold and silver mining explorations in Mexico. As a consultant to such companies, Ms. Peniche has assisted in the selling and acquiring of mineral assets in Mexico, the opening of supply and sales channels in Mexico, and the setting up of manufacturing facilities in Mexico.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our stockholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than the officers and directors described above.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

  being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2008 all such filing requirements applicable to our officers and directors were complied with.

Code of Ethics

To date our Board of Directors has not adopted a code of ethics applicable to its principal executive officer, its principal financial officer, its principal accounting officer or controller, or persons performing similar functions. We have not done so due to our limited operating history to date. Our Board of Directors intends to consider and adopt a code of ethics in the near future.

Committees

Our Board of Directors acts as our nominating committee and our audit committee; we do not have separate committees that perform these functions nor do we have nominating committee or audit committee charters.

ITEM 11.           EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended August 31, 2007 and 2008.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Tarik G. Elsaghir (Former) President, Secretary and Treasurer	2007 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
	2008 (1)	Nil	Nil	Nil	Nil	Nil	Nil	Nil	Nil
Shawn Balaghi President, Chief Executive Officer Principal Executive Officer, Secretary and Treasurer	2007 (2)	Nil	Nil	Nil	Nil	Nil	Nil	5,000(3)	5,000(3)
	2008	Nil	Nil	Nil	Nil	Nil	Nil	12,000(3)	12,000(3)

(1)   Mr. Elsaghir was our founding officer and director. He served as our sole officer and director from our inception on September 7, 2006 until his resignation as an officer and director on March 9, 2007.

(2)   Mr. Balaghi has served as our President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and as a director since March 9, 2007.

(3)   During the year ended August 31, 2008, the Company recognized $12,000 (2007 -$5,000) for donated services provided by Mr. Balaghi. This expense was recorded in additional paid-in capital in the Company's financial statements.

Outstanding Equity Awards

As at August 31, 2008, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

Compensation of Directors

We do not pay our directors any fees or other compensation for acting as directors. We have not paid any fees or other compensation to any of our directors for acting as directors to date.

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of the date of this annual report by: (i) each person (including any group) known to us to own more than 5% of any class of our voting securities, (ii) each of our directors, (iii) each of our officers and (iv) our officers and directors as a group. Each stockholder listed possesses sole voting and investment power with respect to the shares shown.

Title of class	Name and address of beneficial owner(1)	Amount and nature of beneficial owner(2)	Percentage of class(3)
Common Stock	Shawn Balaghi	4,000,000	50.0%
Common Stock	Shahin Tabatabaei	-0-	-0-
Common Stock	Rebeca Peniche	-0-	-0-
Common Stock	All executive officers and directors as a group (three persons)	4,000,000	50.0%

(1)   The address of our officers and directors our company's address, which is 1709 Hampton Drive, Coquitlam, British Columbia V3E 3C9.

(2)   Under Rule 13d-3 of the Exchange Act a beneficial owner of a security includes any person who, directly or indirectly, through any contract, arrangement, understanding, relationship or otherwise has or shares: (i) voting power, which includes the power to vote or to direct the voting of shares; and (ii) investment power, which includes the power to dispose or direct the disposition of shares. Certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights.

(3)   Based on 8,006,000 shares of our common stock issued and outstanding as of the date of this annual report.

Securities Authorized for Issuance Under Equity Compensation Plans

We have no equity compensation plans; as such, there are no securities authorized for issuance under any such plans.

Changes in Control

We are unaware of any contract, or other arrangement or provision of our Articles, the operation of which may at any subsequent date result in a change in control of the Company.

ITEM 13.           CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

  any of our directors or officers;

  any person proposed as a nominee for election as a director;

  any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

  any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Shawn Balaghi

Shawn Balaghi, our President, Chief Executive Officer, Principal Executive Officer and a director of the Company, acquired 4,000,000 shares of our common stock at a price of $0.001 per share on May 1, 2007 for cash proceeds of $4,000.

During the period from incorporation on September 7, 2006 to August 31, 2007, the Company recognized a total of $5,000 for donated services provided by Mr. Balaghi. During the year ended August 31, 2008, the Company recognized a total of $12,000 for donated services provided by Mr. Balaghi.

Tarik Elsaghir

Tarik Elsaghir, our founding officer and director (who resigned effective March 9, 2007), acquired one share of our common stock at a price of $1.00 upon our incorporation on September 7, 2006. Mr. Elsaghir consented to the cancellation of this share on November 28, 2007.

ITEM 14.           PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2008 and 2007. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2008	Year Ended August 31, 2007
Audit Fees	$13,000	$10,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$13,000	$10,000

Audit Fees

Audit fees are the aggregate fees billed for professional services rendered by our independent auditors for the audit of our annual financial statements, the review of the financial statements included in each of our quarterly reports and services provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

Audit related fees are the aggregate fees billed by our independent auditors for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not described in the preceding category.

Tax Fees

Tax fees are billed by our independent auditors for tax compliance, tax advice and tax planning.

All Other Fees

All other fees include fees billed by our independent auditors for products or services other than as described in the immediately preceding three categories.

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors' policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

ITEM 15.             EXHIBITS

The following exhibits are filed with this Annual Report on Form 10-K:
Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (1)
3.2	Bylaws (1)
10.1	Placer Claims Acquisition Agreement (1)
10.2	Form of Seed Capital Unit Private Placement Subscription Agreement (1)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

(1)    Filed as an exhibit to our registration statement on Form SB-2 filed with the SEC on December 24, 2007.

SIGNATURES

Pursuant to the requirements of Section 13 and 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SHIMMER GOLD, INC.

By:       "Shawn Balaghi"
             Shawn Balaghi
             President, Chief Executive Officer, Principal Executive
             Officer, Secretary, Treasurer and a director
             Date: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
"Shawn Balaghi" Shawn Balaghi	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director	March 6, 2009
"Shahin Tabatabaei" Shahin Tabatabaei	Director	March 6, 2009
"Rebeca Peniche" Rebeca Peniche	Director	March 6, 2009

__________