Form 10-Q
period 2008-11-30
SHIMMER GOLD, INC.
filed 2009-03-25
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2008

☐           TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-53446

SHIMMER GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1709 Hampton Drive Coquitlam, British Columbia, Canada	V3E 3C9
(Address of principal executive offices)	(Zip Code)

(604) 773-0242
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).             Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,006,000 shares of common stock as of March 23, 2009.

SHIMMER GOLD, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2008

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. Forward-looking statements in this quarterly report include, among others, statements regarding our capital needs, business plans and expectations. Such forward-looking statements involve risks and uncertainties regarding the market price of copper, availability of funds, government regulations, permitting, common share prices, operating costs, capital costs, outcomes of ore reserve development, recoveries and other factors. Forward-looking statements are made, without limitation, in relation to operating plans, property exploration and development, availability of funds, environmental reclamation, operating costs and permit acquisition. Any statements contained herein that are not statements of historical facts may be deemed to be forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expect", "plan", "intend", "anticipate", "believe", "estimate", "predict", "potential" or "continue", the negative of such terms or other comparable terminology. Actual events or results may differ materially. In evaluating these statements, you should consider various factors, including the risks outlined in our registration statement on Form S-1/A, this quarterly report on Form 10-Q, and, from time to time, in other reports that we file with the Securities and Exchange Commission (the "SEC"). These factors may cause our actual results to differ materially from any forward-looking statement. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

PART I - FINANCIAL INFORMATION

Item 1.                Financial Statements

The following unaudited interim financial statements of Shimmer Gold, Inc.(sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

SHIMMER GOLD, INC.
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)

	November 30,	August 31,
	2008	2008

ASSETS

Current Assets
Cash	$ 1,844	$ 11,430
Prepaids	1,000	-

Total assets	$ 2,844	$ 11,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 24,628	$ 5,753

Stockholders' Equity (Deficit)
Common stock
Authorized:
200,000,000 common shares, $0.001 par value
Issued: 8,006,000 common shares (August 31, 2008 - 8,006,000)	8,006	8,006
Additional paid-in capital	96,294	93,294
Deficit accumulated during the exploration stage	(126,084)	(95,623)

Total stockholders' equity (deficit)	(21,784)	5,677

Total liabilities and stockholders' equity	$ 2,844	$ 11,430

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENT OF OPERATIONS
(Unaudited)

	Three months ended November 30, 2008	Three months ended November 30, 2007	Cumulative from September 7, 2006 (Date of Inception) to November 30, 2008

EXPENSES
Consulting	$ -	$ -	$ 3,021
Management fees	3,000	-	20,000
Mineral property costs	6,978	-	32,278
Office expenses	177	85	4,209
Professional fees	18,806	1,000	65,076
Transfer agent fees	1,500	-	1,500

NET LOSS	$ (30,461)	$ (1,085)	$ (126,084)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES UTSTANDING - BASIC AND DILUTED	8,006,000	2,716,307

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENT OF CASH FLOWS
(Unaudited)

	Three months ended November 30, 2008	Three months ended November 30, 2007	Cumulative from September 7, 2006 (Date of Inception) to November 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (30,461)	$ (1,085)	$ (126,084)
Non-cash items:
Common stock issued for mineral property	-	-	300
Donated services	3,000	-	20,000
Change in non-cash working capital items:
Prepaids	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	18,875	-	24,628

Net cash used in operations	(9,586)	(1,085)	(82,156)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	84,000

Net cash from financing activities	-	-	84,000

INCREASE (DECREASE) IN CASH	(9,586)	(1,085)	1,844

CASH, BEGINNING	11,430	58,342	-

CASH, ENDING	$ 1,844	$ 57,257	$ 1,844

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTE TO THE FINANCIAL STATEMENTS
(Unaudited)

1.     BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2008 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Item 2.                Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2008 and 2007 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended November 30, 2008 and 2007. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

Our principal offices are located at 1709 Hampton Drive, Coquitlam, British Columbia, Canada, V3E 3C9. Our telephone number is (604) 733-0242 and our facsimile number is (604) 288-7559.

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

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $12,554, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323) and CDN$100,855 for phase two (approximately $81,843, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323). Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs. In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

Previous writers who evaluated the Atlin area believed the placer gold came from quartz stringers and veins in the Cache Creek rocks. Much of the placer gold is of a large size and has a rough texture, meaning that it has not traveled far from its source bedrock. If the Cache Creek rocks were the gold source, it would have had to be eroded from the source rocks and be deposited almost directly below them. As such, Mr. Carlyle believe that this hypothesis seems unlikely.

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

Phase 2

1.          Once the auriferous gravels have been located and the amount of gold they hold has been confirmed, a mechanized test mining program can be established. During this phase, approximately one metre (3.3 ft.) of fractured bedrock below the auriferous gravels should be excavated to ensure recovery of gold which has worked its way into the bedrock.

2.         A preliminary ground magnetometer was recommended as part of Phase 1 because the 1982 electrical resistivity survey done by prior evaluators of the area is relatively old technology. The strong association of magnetite with the gold in the auriferous channel gravels of the Atlin area and the relatively shallow overburden should make the use of modern magnetometer instruments very efficient. Magnetometer surveying should delineate auriferous gravels prior to mining.

Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock. Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required. At well over CDN$10,000 (approximately $8,115, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

3.          The auriferous gravels in the Atlin area contain a considerable amount of clay, which must be removed to improve gold recovery. Incorporating a trommel as part of the processing plant would achieve improved recovery.

Estimated Budget

Phase One

Helicopter (2 Trips @ CDN$1200/trip [fuel included])
Field Supervisor (CDN$500/day x 7 days)
2 - Field Assistants (CDN$300/day x 7 days)
Food & Field Supplies (CDN$250/day x 7 days)
Magnetometer Rental
Benefits
Contingencies (15%)
                                                                                                            Phase 1 Total:

CDN$2,400 CDN$3,500 CDN$4,200 CDN$1,750 CDN$1,000 CDN$600 CDN$2,020 CDN$ 15,470

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
Benefits
Trucks, Miscellaneous Equipment and Tools
Fuel, Oil, Food, Field Supplies, etc.
Equipment Mobilization and Demobilization
Sample Analysis and Reporting
Contingencies (15%)
                                                                                                            Phase 2 Total:

CDN$12,600 CDN$10,500 CDN$12,600 CDN$1,400 CDN$1,400 CDN$ 14,000 CDN$6,000 CDN$3,000 CDN$5,000 CDN$1,200 CDN$4,000 CDN$6,000 CDN$7,000 CDN$3,000 CDN$13,155 CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $12,554, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323. The estimated cost of CDN$100,855 for phase two is equal to approximately $81,843, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323).

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

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $134, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323). The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010. If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

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

Employees

As of the date of this annual report we have no significant employees other than our officers and directors. We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interest in order to carry out our plan of operations.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

    We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $12,554, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323). We expect to commence our exploration program in the summer of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $42,554 (CDN$15,470 (approximately $12,554, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323) to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses. As at November 30, 2008, we had cash of $1,844 and a working capital deficit of $21,784. As such, we do not have sufficient cash or working capital to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Three Months Ended November 30, 2008	Three Months Ended November 30, 2007	For the Period from Inception (September 7, 2006) to November 30, 2008
	(Unaudited)	(Unaudited)	(Unaudited)
Expenses
Consulting	$ -	$ -	$ 3,021
Management fees	3,000	-	20,000
Mineral property	6,978	-	32,278
Office expenses	177	85	4,209
Professional fees	18,806	1,000	65,076
Transfer agent fees	1,500	-	1,500

Net loss	(30,461)	(1,085)	(126,084)

Results of Operations for the three months ended November 30, 2008 and 2007

Revenues

We had no operating revenues since our inception (September 7, 2006) to November 30, 2008. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the three months ended November 30, 2008 increased to $30,461 from $1,085 in the three months ended November 30, 2007, primarily as a result of increased professional fees (legal and auditing expenses) incurred in connection with the preparation and filing of our initial registration statement with the SEC. Our expenses during these periods consisted of the following:

  Management Services: Our management services costs were $3,000 during the three months ended November 30, 2008 as compared to $nil during the three months ended November 30, 2007.

  Mineral Property Costs: In the three months ended November 30, 2008, we incurred mineral property costs of $6,978, compared to mineral property costs of $nil during the three months ended November 30, 2007. We expense our mineral property costs as they are incurred.

  Professional Fees: In the three months ended November 30, 2008, we incurred professional fees of $18,806, compared to professional fees of $1,000 during the three months ended November 30, 2007, primarily as a result of legal and auditing fees incurred in connection with the preparation and filing of our initial registration statement with the SEC.

Net Loss

Our net loss for the three months ended November 30, 2008 was $30,461, compared to $1,085 for the three months ended November 30, 2007.

Liquidity and Capital Resources

We had cash of $1,844 and a working capital deficit of $21,784 at November 30, 2008.

We estimate that our total expenditures over the next twelve months will be approximately $42,554, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $9,586 during the three months ended November 30, 2008, as compared to $1,085 during the three months ended November 30, 2007. Net cash used in operating activities from our inception on September 7, 2006 to November 30, 2008 was $82,156.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to November 30, 2008, we raised a total of approximately $84,000 from private offerings of our securities. During the three months ended November 30, 2008 and 2007, no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the prospect lease and our venture will fail.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at November 30, 2008 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

Item 3.                Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.              Controls and Procedures

Our principal executive officer and our principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on their evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15. Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, as evidenced by the fact that this quarterly report on Form 10-Q was not filed within the time period specified by Form 10-Q.

There have been no changes in our internal controls over financial reporting that occurred during our most recent quarterly period that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II - OTHER INFORMATION

Item 1.                Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.              Risk Factors

An investment in our common stock involves a number of very significant risks. You should carefully consider the following risks and uncertainties in addition to other information in this quarterly report in evaluating our Company and its business before purchasing shares of our common stock. Our business, operating results and financial condition could be seriously harmed due to any of the following risks. The risks described below may not be all of the risks facing our Company. Additional risks not presently known to us or that we currently consider immaterial may also impair our business operations. You could lose all or part of your investment due to any of these risks.

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

We have incurred a net loss of $126,084 for the period from September 7, 2006 (incorporation) to November 30, 2008, and we have no revenues to date. At November 30, 2008, we had cash of $1,844 and a working capital deficit of $21,784, which will not be sufficient to maintain our administrative costs, to complete phase one our recommended exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months. In addition, we will require additional financing to complete phase two of our recommended work program and to do any further exploration work on the property underlying our mineral claim interest. There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We own an interest in certain placer claims in the British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$2 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claim interest covers an area of approximately 82.3 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim interest is currently approximately CDN$165 per year (approximately $134, based on the foreign exchange rate on March 23, 2009 of $1.00:CDN$1.2323). The placer claims that are the subject of our mineral claim interest are in good standing with the Province of British Columbia until January 23, 2010. As such, exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the placer claims subject to our mineral claim interest will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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

Sales of a substantial number of shares of our common stock in the public market could cause a reduction in the market price of our common stock, when and if such market develops. We filed a registration statement which went effective October 2, 2008, under which the selling stockholders named therein may be reselling up to approximately 50% of the issued and outstanding shares of our common stock (and, if the share purchase warrants are exercised with respect to the 4,000,000 shares underlying such share purchase warrants registered, then the selling stockholders may be reselling up to approximately 67% of our issued and outstanding shares of common stock). As a result of such registration statement, a substantial number of our shares of common stock which have been issued will be available for immediate resale when and if a market develops for our common stock, which could have an adverse effect on the price of our common stock.

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

Item 2.                Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.                Defaults Upon Senior Securities

None.

Item 4.                Submission of Matters to a Vote of Securities Holders

None.

Item 5.                Other Information

None.

Item 6.                Exhibits
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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIMMER GOLD, INC.

By:        "Shawn Balaghi"
              Shawn Balaghi
              President, Chief Executive Officer, Principal Executive
              Officer, Secretary, Treasurer and a director
              Date: March 25, 2009