Form 10-Q
period 2009-02-28
SHIMMER GOLD, INC.
filed 2009-04-20
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒          QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.         Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes  ☒    No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,006,000 shares of common stock as of April 17, 2009.

SHIMMER GOLD, INC.

Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Shimmer Gold, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

SHIMMER GOLD, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	February 28,	August 31,
	2009 (Unaudited)	2008 (Audited)

ASSETS

Current Assets
Cash	$ -	$ 11,430
Prepaids	1,000	-

Total assets	$ 1,000	$ 11,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
Bank indebtedness	$ 36	$ -
Accounts payable and accrued liabilities	33,110	5,753

Total liabilities	33,146	5,753

Stockholders' Equity (Deficit)

Common stock
Authorized:
200,000,000 common shares, $0.001 par value
Issued: 8,006,000 common shares (August 31, 2008 - 8,006,000)	8,006	8,006
Additional paid-in capital	99,294	93,294
Deficit accumulated during the exploration stage	(139,446)	(95,623)

Total stockholders' equity (deficit)	(32,146)	5,677

Total liabilities and stockholders' equity	$ 1,000	$ 11,430

The accompanying note is an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

	Three months ended February 28, 2009	Three months ended February 29, 2008	Six months ended February 28, 2009	Six months ended February 29, 2008	Cumulative from September 7, 2006 (Date of Inception) to February 28, 2009

EXPENSES
Consulting	$ 1,907	$ 1,000	$ 1,907	$ 1,000	$ 4,928
Foreign exchange gain	(87)	-	(87)	-	(87)
Management fees	3,000	3,000	6,000	6,000	23,000
Mineral property costs	-	13,000	6,978	13,000	32,278
Office expenses	60	248	238	333	4,270
Professional fees	8,482	22,441	27,287	23,441	73,557
Transfer agent fees	-	-	1,500	-	1,500

NET LOSS	$ (13,362)	$ (39,689)	$ (43,823)	$ (43,774)	$ (139,446)

NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING -BASIC AND DILUTED	8,006,000	8,006,000	8,006,000	8,006,000

The accompanying note is an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended February 28, 2009	Six months ended February 29, 2008	Cumulative from September 7, 2006 (Date of Inception) to February 28, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (43,823)	$ (43,774)	$ (139,446)
Non-cash items:
Common stock issued for mineral property	-	-	300
Donated services - management fees	6,000	6,000	23,000
Change in non-cash working capital items:
Prepaids	(1,000)	-	(1,000)
Accounts payable and accrued liabilities	27,357	7,062	33,110

Net cash used in operations	(11,466)	(30,712)	(84,036)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common shares	-	-	84,000

Net cash from financing activities	-	-	84,000

DECREASE IN CASH	(11,466)	(30,712)	(36)

CASH, BEGINNING	11,430	58,341	-

CASH (BANK INDEBTEDNESS), ENDING	$ (36)	$ 27,629	$ (36)

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying note is an integral part of these financial statements.

SHIMMER GOLD, INC.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

(Unaudited)
==============================================================================

1.     BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Item 2.             Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended February 28, 2009 and February 29, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended February 28, 2009 and February 29, 2008. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $12,737, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146) and CDN$100,855 for phase two (approximately $83,036, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146). Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs. In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock. Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required. At well over CDN$10,000 (approximately $8,233, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

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

CDN$12,600 CDN$10,500 CDN$12,600 CDN$1,400 CDN$1,400 CDN$ 14,000

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
Sample Analysis and Reporting
Contingencies (15%)
                                                                                                          Phase 2 Total:

CDN$6,000 CDN$3,000 CDN$5,000 CDN$1,200 CDN$4,000 CDN$6,000 CDN$7,000 CDN$3,000 CDN$13,155 CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $12,737, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146. The estimated cost of CDN$100,855 for phase two is equal to approximately $83,036, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146.

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

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $136, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146). The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010. If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

    We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $12,737, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146). We expect to commence our exploration program in the summer of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

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

Thus, we estimate that our total expenditures over the next twelve months will be approximately $42,737 ($12,737 to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses). As at February 28, 2009, we had cash of $nil and a working capital deficit of $32,146. As such, we do not have sufficient cash or working capital to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:

	Three months ended February 28, 2009	Three months ended February 29, 2008	Six months ended February 28, 2009	Six months ended February 29, 2008	Cumulative from September 7, 2006 (Date of Inception) to February 28, 2009

EXPENSES
Consulting	$ 1,907	$ 1,000	$ 1,907	$ 1,000	$ 4,928
Foreign exchange gain	(87)	-	(87)	-	(87)
Management fees	3,000	3,000	6,000	6,000	23,000
Mineral property costs	-	13,000	6,978	13,000	32,278
Office expenses	60	248	238	333	4,270
Professional fees	8,482	22,441	27,287	23,441	73,557
Transfer agent fees	-	-	1,500	-	1,500

NET LOSS	$ (13,362)	$ (39,689)	$ (43,823)	$ (43,774)	$ (139,446)

Results of Operations for the six months ended February 28, 2009 and February 29, 2008

Revenues

We had no operating revenues since our inception (September 7, 2006) to February 28, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the six months ended February 28, 2009 increased to $43,823 from $43,774 in the six months ended February 29, 2008, primarily as a result of increased professional fees (legal and auditing expenses) incurred in connection with the preparation and filing of our initial registration statement with the SEC. Our expenses during these periods consisted of the following:

Net Loss

Our net loss for the six months ended February 28, 2009 was $43,823, compared to $43,774 for the six months ended February 29, 2008.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $32,146 at February 28, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $42,737, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,466 during the six months ended February 28, 2009, as compared to $30,712 during the six months ended February 29, 2008. Net cash used in operating activities from our inception on September 7, 2006 to February 28, 2009 was $84,036.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to February 28, 2009, we raised a total of approximately $84,000 from private offerings of our securities. During the six months ended February 28, 2009 and February 29, 2008, no net cash was provided by financing activities from sale of our securities.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at February 28, 2009 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

Recent Accounting Pronouncements

In October 2008, the Financial Accounting Standards Board ("FASB") issued FSP FAS 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active". The FSP provides guidance clarifying how SFAS No. 157 should be applied when valuing securities in markets that are not active. The guidance states that significant judgment is required in valuing financial assets and clarifies how management's internal assumptions should be considered when relevant observable data does not exist, how observable market information in a market that is not active should be considered when measuring fair value, and how the use of market quotes should be considered when assessing the relevance of observable and unobservable data available to measure fair value. The FSP is effective upon issuance and includes financial statements for the period ending and as of September 30, 2008.  The adoption of this statement will have no effect on the Company's financial statements.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.          Controls and Procedures

Shawn Balaghi, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15. Our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports required to be filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC's rules and forms, as evidenced by the fact that our annual report on Form 10-K for our year ended August 31, 2008 and our quarterly report on Form 10-Q for our quarter ended November 30, 2008 were not filed within the time periods specified by Form 10-K and Form 10-Q, respectively.

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

We have incurred a net loss of $139,446 for the period from September 7, 2006 (incorporation) to February 28, 2009, and we have no revenues to date. At February 28, 2009, we had cash of $nil and a working capital deficit of $32,146, which will not be sufficient to maintain our administrative costs, to complete phase one our recommended exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months. In addition, we will require additional financing to complete phase two of our recommended work program and to do any further exploration work on the property underlying our mineral claim interest. There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

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

We own an interest in certain placer claims in the British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$2 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claim interest covers an area of approximately 82.3 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim interest is currently approximately CDN$165 per year (approximately $136, based on the foreign exchange rate on April 17, 2009 of $1.00:CDN$1.2146). The placer claims that are the subject of our mineral claim interest are in good standing with the Province of British Columbia until January 23, 2010. As such, exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the placer claims subject to our mineral claim interest will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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
             Officer, Secretary, Treasurer and a director
             Date: April 20, 2009