Form 10-Q
period 2009-05-31
SHIMMER GOLD, INC.
filed 2009-07-15
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2009

[   ]   TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number:        000-53446

SHIMMER GOLD, INC.

(Exact name of registrant as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

1709 Hampton Drive

Coquitlam, British Columbia, Canada

(Address of principal executive offices)

(604) 773-0242

(Registrant's telephone number, including area code)

 71-1013330
(I.R.S. Employer Identification No.)

 V3E 3C9
(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [X]     No  [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [  ]     No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer    [  ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)

 Accelerated filer    [  ]
Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [X]   No  [  ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.  8,006,000 shares of common stock as of July 14, 2009.

SHIMMER GOLD, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2009

INDEX

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

 May 31,
2009

 August 31,
2008

ASSETS

Current Assets

Cash

$ -

$ 11,430

Prepaids

1,000

-

Total assets

$ 1,000

$ 11,430

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities

 Accounts payable and accrued liabilities

$ 36,937

$ 5,753

 Due to related party

3,485

-

40,422

5,753

Stockholders' Equity (Deficit)

Common stock

    Authorized:
200,000,000 common shares, $0.001 par value

Issued: 8,006,000 common shares(August 31,2008-8006,000)

8,006

8,006

Additional paid-in capital

102,294

93,294

Deficit accumulated during the exploration stage

(149,722)

(95,623)

Total stockholders' equity (deficit)

(39,422)

5,677

Total liabilities and stockholders' equity

$ 1,000

$ 11,430

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

 Three months ended
May 31,2009

 Three months ended
May 31, 2008

 Nine months ended
May 31, 2009

 Nine months ended   May 31,
2008

 Cumulative from Sep. 7, 2006 (Date of
Inception) to
May 31, 2009

EXPENSES

Consulting

$ -

$ 1,333

$ 1,907

$ 1,000

$ 4,928

Management Fee

3,000

3,000

9,000

9,000

26,000

Mineral property costs

-

-

6,978

13,000

32,278

Office expenses

(36)

114

115

447

4,147

Professional fees

6,937

5,998

34,224

35,626

80,494

Transfer agent fees

375

-

1,875

-

1,875

Net loss

$ (10,276)

$ (10,445)

$ (54,099)

$ (59,073)

$ (149,722)

NET LOSS PER SHARE - BASIC AND DILUTED

$ (0.00)

$ (0.00)

$ (0.01)

$ (0.01)

 WEIGHTED AVERAGE NUMBER OF
COMMON SHARE OUTSTANDING -BASIC AND DILUTED

8,006,000

8,006,000

8,006,000

8,006,000

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

Nine months ended May 31, 2009

 Nine months ended May 31,
2008

 Cumulative from
September 7, 2006 (Date of Inception) to May 31,
2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (54,099)

$ (59,073)

$ (149,722)

Non-cash items:

Common stock issued for mineral property

-

-

300

Donated services -management fees

9,000

9,000

26,000

Change in non-cash working capital:

Prepaids

(1,000)

4,854

(1,000)

Accounts payable and accrued liabilities

31,184

8,396

36,937

Due to related party

3,485

-

3,485

Net cash used in operations

(11,430)

(36,823)

(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common shares

-

-

84,000

Net cash from financing activities

-

-

84,000

DECREASE IN CASH

(11,430)

(36,823)

-

CASH, BEGINNING

11,430

58,342

-

CASH, ENDING

$ -

$ 21,519

$ -

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

Interest

$ -

$ -

$ -

Income taxes

$ -

$ -

$ -

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

 (Unaudited)

1. BASIS OF PRESENTATION

 Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2008, included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2009.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the nine months ended May 31, 2009 and May 31, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the nine months ended May 31, 2009 and May 31, 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $13,618, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360) and CDN$100,855 for phase two (approximately $88,781, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360).  Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs.  In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

  Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock.  Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required.  At well over CDN$10,000 (approximately $8,803, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

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

 CDN$2,400
CDN$3,500
CDN$4,200
CDN$1,750
CDN$1,000
CDN$600
CDN$2,020

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

Benefits

Trucks, Miscellaneous Equipment and Tools

Fuel, Oil, Food, Field Supplies, etc.

Equipment Mobilization and Demobilization

Sample Analysis and Reporting

Contingencies (15%)

 CDN$6,000
CDN$3,000
CDN$5,000
CDN$1,200
CDN$4,000
CDN$6,000
CDN$7,000
CDN$3,000
CDN$13,155

Phase 2 Total:

CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $13,618, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360.  The estimated cost of CDN$100,855 for phase two is equal to approximately $88,781, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360.

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

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing.  Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $145, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360).  The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010.  If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

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

If we enter the production phase, the cost of complying with permit and regulatory environment laws will be greater because the impact on the project area is greater.  Permits and regulations will control all aspects of the production program if the project continues to that stage. Examples of regulatory requirements include:

● water discharge will have to meet drinking water standards;

● dust generation will have to be minimal or otherwise re-mediated;

● dumping of material on the surface will have to be re-contoured and re-vegetated with natural vegetation;

● an assessment of all material to be left on the surface will need to be environmentally benign;

● ground water will have to be monitored for any potential contaminants;

● the socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

● there will have to be an impact report of the work on the local fauna and flora including a study of potentially endangered species.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

    We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $13,618, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360).  We expect to commence our exploration program in the late summer or early fall of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

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

Thus, we estimate that our total expenditures over the next twelve months will be approximately $43,618 ($13,618 to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses). As at May 31, 2009, we had cash of $nil and a working capital deficit of $39,422.  As such, we do not have sufficient cash or working capital to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:

 Three months ended
May 31, 2009

 Three months ended
May 31, 2008

 Nine months ended
May 31, 2009

 Nine months ended
May 31, 2008

 Cumulative from September 7, 2006 (Date of
Inception) to
May 31, 2009

EXPENSES

Consulting

$ -

$ 1,333

$ 1,907

$ 1,000

$ 4,928

Management fees

3,000

3,000

9,000

9,000

26,000

Mineral property costs

-

-

6,978

13,000

32,278

Office expenses

(36)

114

115

447

4,147

Professional fees

6,937

5,998

34,224

35,626

80,494

Transfer agent fees

375

-

1,875

-

1,875

NET LOSS

$ (10,276)

$ (10,445)

$ (54,099)

$ (59,073)

$ (149,722)

Results of Operations for the nine months ended May 31, 2009 and May 31, 2008

Revenues

We had no operating revenues since our inception (September 7, 2006) to May 31, 2009.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the nine months ended May 31, 2009 decreased to $54,099 from $59,073 in the nine months ended May 31, 2008, primarily as a result of decreased mineral property costs.

Net Loss

Our net loss for the nine months ended May 31, 2009 was $54,099, compared to $59,073 for the nine months ended May 31, 2008.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $39,422 at May 31, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $43,618, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,430 during the nine months ended May 31, 2009, as compared to $36,823 during the nine months ended May 31, 2008.  Net cash used in operating activities from our inception on September 7, 2006 to May 31, 2009 was $84,000.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on September 7, 2006 to May 31, 2009, we raised a total of approximately $84,000 from private offerings of our securities.  During the nine months ended May 31, 2009 and May 31, 2008, no net cash was provided by financing activities from sale of our securities.

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

Income Taxes

The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantively enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at May 31, 2009 the Company had net operating loss carry forwards. However, due to the uncertainty of realization the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carry forwards.

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

We have incurred a net loss of $149,722 for the period from September 7, 2006 (incorporation) to May 31, 2009, and we have no revenues to date.  At May 31, 2009, we had cash of $nil and a working capital deficit of $39,422, which will not be sufficient to maintain our administrative costs, to complete phase one our recommended exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months.  In addition, we will require additional financing to complete phase two of our recommended work program and to do any further exploration work on the property underlying our mineral claim interest.  There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows.  If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities.  These factors raise substantial doubt that we will be able to continue as a going concern.

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

We own an interest in certain placer claims in the British Columbia, Canada.  British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$2 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing.  Our mineral claim interest covers an area of approximately 82.3 hectares.  Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim interest is currently approximately CDN$165 per year (approximately $145, based on the foreign exchange rate on July 14, 2009 of $1.00:CDN$1.1360).  The placer claims that are the subject of our mineral claim interest are in good standing with the Province of British Columbia until January 23, 2010.  As such, exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year.  If we fail to meet these requirements on a timely basis, the placer claims subject to our mineral claim interest will lapse.  Accordingly, you could lose all or part of your investment in our common stock.

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

Our common stock quoted on FINRA's OTC Bulletin Board on May 19, 2009.  The quotation of our common stock was dropped from the OTC Bulletin Board to the Pink Sheets on July 7, 2009 because a market maker failed to make a quotation of our common stock for four consecutive days.  In order for our stock to be quoted on the OTC Bulletin Board, a market maker must submit a Form 211 Application.  The OTC Bulletin Board is generally considered to be a less efficient market than markets such as NASDAQ or the national exchanges, and which may cause difficulty in conducting trades and difficulty in obtaining future financing. Further, our securities will be subject to the "penny stock rules" adopted pursuant to Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules apply generally to companies whose common stock trades at less than $5.00 per share, subject to certain limited exemptions.  Such rules require, among other things, that brokers who trade "penny stock" to persons other than "established customers" complete certain documentation, make suitability inquiries of investors and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances.  Many brokers have decided not to trade "penny stock" because of the requirements of the "penny stock rules" and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited.  In the event that we remain subject to the "penny stock rules" for any significant period, there may develop an adverse impact on the market, if any, for our securities.  Because our securities are subject to the "penny stock rules", investors will find it more difficult to dispose of our securities.  Further, it is more difficult: (i) to obtain accurate quotations, (ii) to obtain coverage for significant news events because major wire services, such as the Dow Jones News Service, generally do not publish press releases about such companies, and (iii) to obtain needed capital.

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

By: /s/  Shawn Balaghi

Shawn Balaghi

President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director

Date: July 15, 2009