Form 10-K
period 2009-08-31
SHIMMER GOLD, INC.
filed 2009-12-15
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended August 31, 2009

[ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ________________ to ________________.

Commission file number 000-53446

SHIMMER GOLD, INC.
(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation of organization)	71-1013330 (I.R.S. Employer Identification No.)

1709 Hampton Drive, Coquitlam, British Columbia (Address of Principal Executive Offices)	V3E 3C9 (Zip Code)

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [_] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of February 28, 2009 was approximately $80,120.

The registrant had 8,006,000 shares of common stock outstanding as of December 15, 2009.

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

TABLE OF CONTENTS

__________

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

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $14,604, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593) and CDN$100,855 for phase two (approximately $95,209, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593). Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs. In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock. Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required. At well over CDN$10,000 (approximately $9,440, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

3.     The auriferous gravels in the Atlin area contain a considerable amount of clay, which must be removed to improve gold recovery. Incorporating a trommel as part of the processing plant would achieve improved recovery.

Estimated Budget

Phase One
Helicopter (2 Trips @ CDN$1200/trip [fuel included])	CDN$ 2,400
Field Supervisor (CDN$500/day x 7 days)	CDN$ 3,500
2 - Field Assistants (CDN$300/day x 7 days)	CDN$ 4,200
Food & Field Supplies (CDN$250/day x 7 days)	CDN$ 1,750
Magnetometer Rental	CDN$ 1,000
Benefits	CDN$ 600
Contingencies (15%)	CDN$ 2,020
Phase 1 Total: CDN$ 15,470

Phase Two

Placer Equipment Rental:
1 - D-7 Bulldozer (CDN$150/hr x 12 hr/day x 7 days)	CDN$ 12,600
1 - Backhoe (CDN$125/hr x 12 hr/day x 7 days)	CDN$ 10,500
1 - Loader (CDN$150/hr x 12 hr/day x 7 days)	CDN$ 12,600
1 - Kitchen Trailer (CDN$200/day x 7 days)	CDN$ 1,400
1 - Bunk Trailer (CDN$200/day x 7 days)	CDN$ 1,400
Processing Plant, Trommel, engines, pumps, hoses, etc. (CDN$2,000/day x 7 days)	CDN$ 14,000

Personnel:
2 - Equipment Operators (CDN$300/day ea. x 10 days)	CDN$ 6,000
1 - Cook (CDN$300/day x 10 days)	CDN$ 3,000
Supervisor (CDN$500/day x 10 days)	CDN$ 5,000
Benefits	CDN$ 1,200

Trucks, Miscellaneous Equipment and Tools	CDN$ 4,000
Fuel, Oil, Food, Field Supplies, etc.	CDN$ 6,000
Equipment Mobilization and Demobilization	CDN$ 7,000
Sample Analysis and Reporting	CDN$ 3,000
Contingencies (15%)	CDN$ 13,155
Phase 2 Total: CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $14,604, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593. The estimated cost of CDN$100,855 for phase two is equal to approximately $95,209, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593.

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

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing. Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $156, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593). The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010. If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

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

We have incurred a net loss of $164,773 for the period from September 7, 2006 (incorporation) to August 31, 2009, and we have no revenues to date. At August 31, 2009, we had cash of $nil and a working capital deficit of $51,473, which will not be sufficient to maintain our administrative costs, to complete phase one our recommended exploration program recommended by our consulting geologist, and to meet our planned business objectives during the next twelve months. In addition, we will require additional financing to complete phase two of our recommended work program and to do any further exploration work on the property underlying our mineral claim interest. There can be no assurances that we will continue to obtain additional financial resources or achieve profitability or positive cash flows. If we are unable to obtain adequate additional financing, we will be required to curtail operations and exploration activities. These factors raise substantial doubt that we will be able to continue as a going concern.

Our financial statements included with this annual report have been prepared assuming that we will continue as a going concern. Our auditors have made reference to the substantial doubt as to our ability to continue as a going concern in their audit report on our audited financial statements for the period from incorporation to August 31, 2009. If we are not able to achieve revenues, then we may not be able to continue as a going concern and our financial condition and business prospects will be adversely affected.

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

We own an interest in certain placer claims in the British Columbia, Canada. British Columbia's Mineral Tenure Act requires that a holder of title to mineral claims must spend at least CDN$2 per hectare per year (in the form of expenditures or payment of a fee in lieu thereof) in order to keep claims in good standing. Our mineral claim interest covers an area of approximately 82.3 hectares. Thus, the annual cost of compliance with the Mineral Tenure Act with respect to our mineral claim interest is currently approximately CDN$165 per year (approximately $156, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593). The placer claims that are the subject of our mineral claim interest are in good standing with the Province of British Columbia until January 23, 2010. As such, exploration work with a minimum value of CDN$165 (or payment of a fee in life thereof) is required before January 23 of each year in order to maintain the claims in good standing for an additional year. If we fail to meet these requirements on a timely basis, the placer claims subject to our mineral claim interest will lapse. Accordingly, you could lose all or part of your investment in our common stock.

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

PART II

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol "SMGN" on May 18, 2009. As of August 31, 2009 we had not yet had a reported trade.

On December 9, 2009, the low bid price of our common stock was $1.03 per share, the high ask price of our common stock was $1.03 per share, and the closing price was $1.03 per share. We do not have any securities that are currently traded on any other exchange or quotation system.

Holders

We had 41 registered shareholders of record as of December 14, 2009.

Recent Sales of Unregistered Securities

We have undertaken no recent sales of unregistered securities.

Dividends

There are no restrictions in our articles of incorporation or bylaws that prevent us from declaring dividends. The Nevada Revised Statutes, however, do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend:

1.     we would not be able to pay our debts as they become due in the usual course of business; or

2.     our total assets would be less than the sum of our total liabilities plus the amount that would be needed to satisfy the rights of stockholders who have preferential rights superior to those receiving the distribution.

We have not declared any dividends and we do not plan to declare any dividends in the foreseeable future.

Securities Authorized For Issuance Under Compensation Plans

We do not have any form of stock option or equity incentive plan. As such, there were no securities authorized for issuance under compensation plans at the end of our fiscal year ended August 31, 2009.

No Repurchases

Neither we nor any of our affiliates have made any purchases of our equity securities during the fourth quarter of our fiscal year ended August 31, 2009.

ITEM 6.     SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition, changes in financial condition, plan of operations and results of operations should be read in conjunction with (i) our audited financial statements as at August 31, 2009, August 31, 2008 and for the period from inception (September 7, 2006) to August 31, 2009 and (ii) the section entitled "Business", included in this annual report. The discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this annual report.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

1.     We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $14,604, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593). We expect to commence our exploration program in the summer of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

2.     We anticipate spending approximately $2,500 per month in ongoing general and administrative expenses per month for the next twelve months, for a total anticipated expenditure of $30,000 over the next twelve months. The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees and general office expenses.

Thus, we estimate that our expenditures over the next twelve months will be approximately $44,604 (CDN$15,470 (approximately $14,604, based on the foreign exchange rate on December 14, 2009 of $1.00:CDN$1.0593) to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses. As at August 31, 2009, we had cash of $nil and a working capital deficit of $51,473. As such, we anticipate that our cash and working capital will not be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:
	Year Ended August 31, 2009 (Audited)	Year Ended August 31, 2008 (Audited)	For the Period from Inception (September 7, 2006) to August 31, 2009 (Audited)
Expenses
Consulting	$ 1,907	$ 1,000	$ 4,928
Management fees	12,000	12,000	29,000
Mineral property costs	6,978	13,000	32,278
Office expenses	1,844	1,152	5,876
Professional fees	43,871	41,496	90,141
Transfer agent fees	2,550	-	2,550
Net loss	(69,150)	(68,648)	(164,773)

Results of Operations for the Years Ended August 31, 2009 and 2008

Revenues

We had no operating revenues since our inception (September 7, 2006) to August 31, 2009. We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the year ended August 31, 2009 increased to $69,150 from $68,648 in the year ended August 31, 2008, primarily as a result of increased professional fees (legal and auditing expenses) incurred in connection with our on-going disclosure reporting obligations. Our expenses during these periods consisted of the following:

  Management Services: Our management services costs were $12,000 during the year ended August 31, 2009 as compared to $12,000 during the year ended August 31, 2008.

  Mineral Property Costs: In the year ended August 31, 2009, we incurred mineral property costs of $6,978 (consisting of fees paid to a mining consulting company), compared to mineral property costs of $13,000 (consisting of the purchase price for our interest in our mineral property claims) during the year ended August 31, 2008. We expense our mineral property costs as they are incurred.

  Professional Fees: In the year ended August 31, 2009, we incurred professional fees of $43,871, compared to professional fees of $41,496 during the year ended August 31, 2008. As indicated above, this increase is primarily due to legal and auditing expenses incurred in connection with our on-going disclosure reporting obligations.

Net Loss

Our net loss for the year ended August 31, 2009 was $69,150, compared to $68,648 for the year ended August 31, 2008.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $51,473 at August 31, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $44,604, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $11,430 during the year ended August 31, 2009, as compared to $46,912 during the year ended August 31, 2008. Net cash used in operating activities from our inception on September 7, 2006 to August 31, 2009 was $84,000.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to August 31, 2009, we raised a total of approximately $84,000 from private offerings of our securities. During the years ended August 31, 2009 and 2008 no cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, then we will not be able to continue our exploration of the property underlying our mineral claim interest and our venture will fail.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

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

Exploration Stage Company

The Company is considered to be in the exploration stage.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts and rates and timing of the reversal of income tax differences.

Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable and amounts due to related party, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Foreign Currency Translations

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Mineral Property Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, the Company estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized.

Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not adopted a stock option plan and has not granted any stock options.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the first quarter of fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 8. FINANCIAL STATEMENTS

SHIMMER GOLD, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

AUGUST 31, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

BALANCE SHEETS

STATEMENTS OF OPERATIONS

STATEMENTS OF CASH FLOWS

STATEMENT OF STOCKHOLDERS' DEFICIT

NOTES TO THE FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Shimmer Gold, Inc.:

We have audited the accompanying balance sheets of Shimmer Gold, Inc. (an exploration stage company) as of August 31, 2009 and 2008 and the related statements of operations, cash flows and stockholders' deficit for the years then ended and the period from September 7, 2006 (inception) through August 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Shimmer Gold, Inc. as of August 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended and the period from September 7, 2006 (inception) through August 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

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

"DMCL"
Dale Matheson Carr-Hilton Labonte llp
CHARTERED ACCOUNTANTS

Vancouver, Canada
December 15, 2009

SHIMMER GOLD, INC.
(An Exploration Stage Company)
BALANCE SHEETS

	August 31, 2009	August 31, 2008
ASSETS
Current Assets
Cash	$ -	$ 11,430
Prepaids	1,000	-
Total assets	$ 1,000	$ 11,430
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable and accrued liabilities	$ 35,331	$ 5,753
Due to related party (Note 3)	17,142	-
Total liabilities	52,473	5,753
Stockholders' Equity (Deficit)

Common stock (Note 4)
Authorized:
200,000,000 common shares, $0.001 par value
Issued: 8,006,000 common shares (August 31, 2008 - 8,006,000)	8,006	8,006
Additional paid-in capital	105,294	93,294
Deficit accumulated during the exploration stage	(164,773)	(95,623)
Total stockholders' equity (deficit)	(51,473)	5,677

Total liabilities and stockholders' equity	$ 1,000	$ 11,430

Contingency (Note 1)
Subsequent Event (Note 7)

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS

	Year Ended August 31, 2009	Year Ended August 31, 2008	Cumulative from September 7, 2006 (Date of Inception) to August 31, 2009

EXPENSES
Consulting	$ 1,907	$ 1,000	$ 4,928
Management Fee (Note 3)	12,000	12,000	29,000
Mineral property costs (Note 5)	6,978	13,000	32,278
Office expenses	1,844	1,152	5,876
Professional fees	43,871	41,496	90,141
Transfer agent fees	2,550	-	2,550
NET LOSS	$ (69,150)	$ (68,648)	$ (164,773)
NET LOSS PER SHARE - BASIC AND DILUTED	$ (0.01)	$ (0.01)
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING -BASIC AND DILUTED	8,006,000	8,006,000

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
	Year Ended August 31, 2009	Year Ended August 31, 2008	Cumulative from September 7, 2006 (Date of Inception) to August 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (69,150)	$ (68,648)	$ (164,773)
Non-cash items:
Common stock issued for mineral property	-	-	300
Donated services -management fees	12,000	12,000	29,000
Change in non-cash working capital:
Prepaids	(1,000)	4,854	(1,000)
Accounts payable and accrued liabilities	29,578	4,882	35,331
Due to related party	17,142	-	17,142
Net cash used in operations	(11,430)	(46,912)	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	84,000
Net cash from financing activities	-	-	84,000
DECREASE IN CASH	(11,430)	(46,912)	-
CASH, BEGINING	11,430	58,342	-
CASH, ENDING	$ -	$ 11,430	$ -
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for:
Interest	$ -	$ -	$ -
Income taxes	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

SHIMMER GOLD, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICIT
	Common Stock Number	Common Stock Amount	Additional Paid-in Capital	Deficit Accumulated During the Exploration Stage	Total
Balance, September 7, 2006 (Inception)	-	$ -	$ -	$ -	$ -
Common stock issued for cash at $0.001 per share, May 1, 2007 Inception)	4,000,000	4,000	-	-	4,000
Common stock issued for cash at $0.02 per share, May 02, 2007	4,000,000	4,000	76,000	-	80,000
Common stock issued for Mineral Property at $0.05 per share, June 19, 2007	6,000	6	294	-	300
Donated Services	-	-	5,000	-	5,000
Net loss	-	-	-	(26,975)	(26,975)
Balance, August 31, 2007	8,006,000	8,006	81,294	(26,975)	62,325
Donated Services	-	-	12,000	-	12,000
Net loss	-	-	-	(68,648)	(68,648)
Balance, August 31, 2008	8,006,000	8,006	93,294	(95,623)	5,677
Donated Services	-	-	12,000	-	12,000
Net loss	-	-	-	(69,150)	(69,150)
Balance, August 31, 2009	8,006,000	$ 8,006	$ 105,294	$ (164,773)	$ (51,473)

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

1. Nature and Continuance of Operations

The Company was incorporated in the State of Nevada on September 7, 2006. The Company is an Exploration Stage company. The Company's principal business is the acquisition and exploration of mineral resources. The Company has not yet determined whether its property contains reserves that are economically recoverable. The recoverability of costs incurred for acquisition and exploration of its property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property and to complete the development of its property and upon future profitable production or proceeds from the sale thereof.

Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As of August 31, 2009, the Company has not generated any revenue. The Company has incurred losses since inception resulting in an accumulated deficit of $164,773 as at August 31, 2009 and further losses are anticipated in the development of its business raising substantial doubt about the Company's ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due, and ultimately generating profitable operations in the future. Management intends to finance operating costs over the next twelve months with loans from directors and, or, a private placement of common stock.

2. Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America ("US GAAP") and are presented in US dollars.

Exploration Stage Company

The Company is considered to be in the exploration stage.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts and rates and timing of the reversal of income tax differences.

Financial Instruments

The fair value of the Company's financial instruments, consisting of accounts payable and amounts due to related party, are estimated to be equal to their carrying value. It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

2. Summary of Significant Accounting Policies - (cont'd)

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to being in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

Management evaluates tax positions taken or expected to be taken in a tax return. The evaluation of a tax position includes a determination of whether a tax position should be recognized in the financial statements, and such a position should only be recognized if the Company determines that it is more likely than not that the tax position will be sustained upon examination by the tax authorities, based upon the technical merits of the position. For those tax positions that should be recognized, the measurement of a tax position is determined as being the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.

Foreign Currency Translations

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

Loss Per Share

Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted loss per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive. Because the Company does not have any potentially dilutive securities, diluted loss per share is equal to basic loss per share.

Mineral Property Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, the Company estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized.

Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not adopted a stock option plan and has not granted any stock options.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

2. Summary of Significant Accounting Policies - (cont'd)

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in the first quarter of fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. Related Party Transactions

During the year ended August 31, 2009, the Company recorded $12,000 (2008 - $12,000) for donated services provided by a director of the Company. This expense was recorded in additional paid-in capital.

As at August 31,2009, the Company owed $17,142 (2008: $Nil) to the President of the Company. The amount owing was unsecured, non-interest bearing and does not have a fixed term for repayment.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

4. Common Stock

The total number of common shares authorized that may be issued by the Company is 200,000,000 shares with a par value $0.001 per share. No other class of shares are authorized.

During the year ended August 31, 2009, 4,000,000 warrants originally issued in fiscal 2007 with an exercise price of $0.10 per warrant expired. Consequently, there were no warrants outstanding as at August 31, 2009.

5. Mineral Property

By a placer claims acquisition agreement dated June 19, 2007, the Company acquired a 100% undivided right, title and interest in and to certain mineral property claims, located in the Atlin Mining district of British Columbia, Canada. The purchase price was paid by cash of $12,000 and the issuance of 6,000 common shares with a fair value of $0.05 per share for a total cost of $12,300.

The Company paid $6,978 (2008 - $13,000) to a mining consulting company during the year ended August 31, 2009.

SHIMMER GOLD, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
August 31, 2009

6. Income Taxes

As of August 31, 2009, the Company has estimated tax loss carry forwards for tax purposes of approximately $103,497 (2008: $53,300), which expire commencing 2027. These amounts may be applied against future federal taxable income. Utilization of these carry forwards is dependent on the Company generating sufficient future taxable income. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization has not been determined to be more likely than not to occur.

The actual income tax provisions differ from the expected amounts calculated by applying the statutory income tax rate to the Company's loss before income taxes. The components of these differences are as follows:

	August 31
	2009	2008

Loss before income tax	$ 69,150	$ 68,648
Statutory tax rate	35%	35%
Expected recovery of income taxes at standard rates	24,203	24,027
Non-deductible items	(6,642)	(8,750)
Less: valuation allowance	(17,561)	(15,277)
Income tax provision	$ -	$ -

	August 31
	2009	2008
Components of deferred tax asset:
Non-capital tax loss carry forwards	$ 36,224	$ 18,663
Less: valuation allowance	(36,224)	(18,663)
Net deferred tax asset	$ -	$ -

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

7. Subsequent Event

The Company evaluated subsequent events through the financial statements filing date of December 15, 2009.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

We have had no disagreements with our principal independent accountants.

ITEM 9A(T).     CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Shawn Balaghi, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as described below.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) under the Exchange Act.

The management of the Company assessed the effectiveness of the Company's internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on this assessment, management determined that, during the year ended August 31, 2009, our internal controls and procedures were not effective due to material weaknesses, , as more fully described below.

Management identified the following material weaknesses in internal control over financial reporting:

1. The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee. As of August 31, 2009 the Company had not identified an "expert", one who is knowledgeable about reporting and financial statement requirements.

2. There was lack of oversight by the Company's audit committee and board of directors in timely review and approval of certain financial expenses incurred by the Company and regulatory filings.

3. Certain entity level controls establishing a "tone at the top" were considered material weaknesses. There is no code of ethics at this time. A whistleblower policy is not necessary given the small size of the organization.

4. The Company has limited segregation of duties which is not consistent with good internal control procedures.

5. The Company does not have a written internal control procedurals manual which outlines the duties and reporting requirements of the Directors and any staff to be hired in the future. This lack of a written internal control procedurals manual does not constitute effective internals controls over financial reporting.

Management believes that the material weaknesses set forth above did not have a material affect on the Company's financial results. However, management believes that the lack of a functioning audit committee, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years. As a result material errors could occur.

The Company and its management will endeavor to correct the above noted weaknesses in internal control once it has adequate funds to do so. We intend to establish an audit committee, appoint sufficient independent members thereto and identify an "expert" for the committee to advise other members as to correct accounting and reporting procedures. In addition, we intend to establish a written policy manual outlining the duties of each of the officers and staff of the Company to facilitate better internal control procedures.

Management will continue to monitor and evaluate the effectiveness of the Company's internal controls and procedures and its internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only the management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the last quarter of our fiscal year ended August 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.     OTHER INFORMATION

Not applicable.

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our executive officers and directors and their respective ages as of the date of this annual report are as follows:
Name	Age	Position Held
Shawn Balaghi	39	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director
Shahin Tabatabaei	36	Director
Rebeca Peniche	31	Director

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

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.     any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.     any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

3.     being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.     being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who beneficially own more than 10% of our equity securities, to file reports of ownership and changes in ownership with the SEC. Officers, directors and greater than 10% shareholders are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based on our review of the copies of such forms we received, we believe that during the fiscal year ended August 31, 2009 all such filing requirements applicable to our officers and directors were complied with.

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

ITEM 11.     EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

The table below summarizes all compensation awarded to, earned by or paid to our executive officers by any person for all services rendered in all capacities to us during our fiscal years ended August 31, 2008 and 2009.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compen-sation ($)	Nonqualified Deferred Compen-sation Earnings ($)	All Other Compen-sation ($)	Total ($)
Shawn Balaghi President, Chief Executive Officer Principal Executive Officer, Secretary and Treasurer	2009	Nil	Nil	Nil	Nil	Nil	Nil	12,000(1)	12,000(1)
	2008	2009	Nil	Nil	Nil	Nil	Nil	Nil	12,000(1)

(1) During each of the years ended August 31, 2008 and 2009, the Company recognized $12,000 for donated services provided by Mr. Balaghi. This expense was recorded in additional paid-in capital in the Company's financial statements.

Outstanding Equity Awards

As at August 31, 2009, there were no unexercised options, stock that had not vested or outstanding equity incentive plan awards with respect to any of our officers or directors.

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

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Except as described below, none of the following parties has, in the last two fiscal years, had any material interest, direct or indirect, in any transaction with us or in any presently proposed transaction that has or will materially affect us:

1. any of our directors or officers;

2. any person proposed as a nominee for election as a director;

3. any person who beneficially owns, directly or indirectly, shares carrying more than 10% of the voting rights attached to our outstanding shares of common stock; or

4. any member of the immediate family (including spouse, parents, children, siblings and in-laws) of any of the above persons.

Shawn Balaghi

During the year ended August 31, 2009, the Company recognized a total of $12,000 for donated services provided by Mr. Balaghi (2008 - $12,000).

As at August 31,2009, the Company owed $17,142 (2008: $Nil) to Mr. Balaghi. The amount owing was unsecured, non-interest bearing and does not have a fixed term for repayment.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2009 and 2008. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2009	Year Ended August 31, 2008
Audit Fees	$11,000	$13,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$11,000	$13,000

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

SHIMMER GOLD, INC.

By: /s/ Shawn Balaghi
Shawn Balaghi
President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director
Date: December 15, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
Signature	Title	Date
/s/ Shawn Balaghi Shawn Balaghi	President, Chief Executive Officer, Principal Executive Officer, Secretary, Treasurer and a director	December 15, 2009
/s/ Shahin Tabatabaei Shahin Tabatabaei	Director	December 15, 2009

__________