Form 10-Q
period 2009-11-30
SHIMMER GOLD, INC.
filed 2010-01-14
CIK 1421538

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.             Yes  ☒
   No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☐
   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

 Large accelerated filer ☐

 Accelerated filer   ☐

 Non-accelerated filer ☐
(Do not check if a smaller reporting company)

 Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                                                                                                            Yes  ☒
   No  ☐

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,006,000 shares of common stock as of January 13, 2010.

SHIMMER GOLD, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2009

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

PART I - FINANCIAL INFORMATION

Item 1.             Financial Statements

The following unaudited interim financial statements of Shimmer Gold, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

SHIMMER GOLD, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

November 30,

August 31,

2009

2009

ASSETS

Current Assets

Prepaids

$ 1,000

$ 1,000

Total assets

$ 1,000

$ 1,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities

     Accounts payable and accrued liabilities
Due to related party

 $            37,336
22,987

 $           35,331
17,142

 Total liabilities

60,323

52,473

Stockholders' Deficit

Common stock

Authorized:

200,000,000 common shares, $0.001 par value

     Issued:
8,006,000 common shares (August 31, 2009 - 8,006,000)

8,006

8,006

Additional paid-in capital

108,294

105,294

Deficit accumulated during the exploration stage

(175,623)

(164,773)

Total stockholders' deficit

(59,323)

(51,473)

Total liabilities and stockholders' deficit

$ 1,000

$ 1,000

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

Three months ended
November 30, 2009

Three months ended
November 30, 2008

Cumulative from
September 7,
2006 (Date of
Inception) to
November 30, 2009

EXPENSES

Consulting

$ -

$ -

$ 4,928

Management fees

3,000

3,000

32,000

Mineral property costs

-

6,978

32,278

Office expenses

-

177

5,876

Professional fees

7,550

18,806

97,691

Transfer agent fees

300

1,500

2,850

NET LOSS

$ (10,850)

$ (30,461)

$ (175,623)

NET LOSS PER SHARE - BASIC AND DILUTED

$ (0.00)

$ (0.00)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES UTSTANDING - BASIC AND DILUTED

8,006,000

8 ,006,000

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

Three months ended
November 30, 2009

Three months ended
November 30, 2008

Cumulative from
September 7,
2006 (Date of
Inception) to
November 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss

$ (10,850)

$ (30,461)

$ (175,623)

Non-cash items:

Common stock issued for mineral property

-

-

300

Donated services

3,000

3,000

32,000

Change in non-cash working capital items:

Prepaids

-

(1,000)

(1,000)

Accounts payable and accrued liabilities

2,005

18,875

37,336

Due to related party

5,845

-

22,987

Net cash used in operations

-

(9,586)

(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common shares

-

-

84,000

Net cash from financing activities

-

-

84,000

CHANGE IN CASH

-

(9,586)

-

CASH, BEGINNING

-

11,430

-

CASH, ENDING

$ -

$ 1,844

$ -

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:

Interest

$ -

$ -

$ -

Income taxes

$ -

$ -

$ -

The accompanying note is an integral part of these financial statements

SHIMMER GOLD, INC.

(An Exploration Stage Company)

NOTE TO THE FINANCIAL STATEMENTS

 (Unaudited)

1.     BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company's Form 10-K filed with the Securities and Exchange Commission. The unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the three months ended November 30, 2009 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Management has evaluated subsequent events to financial statements filing date of January 14, 2010.

Item 2.            Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the three months ended November 30, 2009 and November 30, 2008 should be read in conjunction with our unaudited interim financial statements and related notes for the three months ended November 30, 2009 and November 30, 2008.  The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

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

We have obtained a geological report on the property underlying our mineral claim interest that has recommended a two-phase exploration program with estimated costs of CDN$15,470 for phase one (approximately $14,987, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322) and CDN$100,855 for phase two (approximately $97,709, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322).  Given the other expenditures that we expect to incur within the next twelve months, we will require additional funds to enable us to complete phase one of our recommended work program and cover our other anticipated costs.  In addition, we will require additional financing in order to complete phase two our recommended work program and any further exploration of the property to determine whether sufficient mineralized material, if any, exists to justify eventual mining and production.

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

  Seismic surveying would clearly define the irregularities in the McLaren Creek bedrock discovered by the electrical resistivity survey, and would clearly define the old stream channel at bedrock.  Seismic surveying is one of the most expensive exploration techniques because of the expensive equipment and highly trained personnel required.  At well over CDN$10,000 (approximately $9,688, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322) for a small program at McLaren Creek, it should be considered as an alternative technique if magnetometer surveying is unsuccessful.

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
CDN$ 14,000

 Personnel:
2 - Equipment Operators (CDN$300/day ea. x 10 days)
1 - Cook (CDN$300/day x 10 days)
Supervisor (CDN$500/day x 10 days)
Benefits

CDN$    6,000
CDN$    3,000
CDN$    5,000
CDN$ 1,200

 Trucks, Miscellaneous Equipment and Tools
Fuel, Oil, Food, Field Supplies, etc.
Equipment Mobilization and Demobilization
Sample Analysis and Reporting
Contingencies (15%)

 CDN$    4,000
CDN$    6,000
CDN$    7,000
CDN$    3,000
CDN$ 13,155

Phase 2 Total:

CDN$100,855

The estimated cost of CDN$15,470 for phase one is equal to approximately $14,987, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322.  The estimated cost of CDN$100,855 for phase two is equal to approximately $97,709, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322.

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

British Columbia law requires that a holder of title to the claims must spend at least CDN$2 per hectare per year in order to keep the property in good standing.  Thus, the annual cost of compliance with the Mineral Tenure Act with respect of the claims is presently approximately CDN$165 per year (approximately $160, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322).  The claims are in good standing with the Province of British Columbia until January 23, 2010, therefore exploration work with a minimum value of CDN$165 for the property is required before January 23, 2010.  If we do not complete this minimum amount of exploration work by this time, we will (on behalf of the claim owner) be required to pay a fee in lieu of exploration work in the amount of CDN$165 to the Province of British Columbia.

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

Employees

As of the date of this quarterly report we have no significant employees other than the officers and directors.  We intend to retain independent geologists and consultants on a contract basis to conduct the work programs on the property underlying our mineral claim interest in order to carry out our plan of operations.

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

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time periods specified:

  We plan to complete phase one of our recommended exploration program on the property underlying our mineral claim interest, consisting of helicopter-supported prospecting, hand test pits and test mining, and preliminary magnetometer surveys, at an estimated cost of CDN$15,470 (approximately $14,987, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322).  We expect to commence our exploration program in the summer of 2009, depending on weather conditions and the availability of personnel, equipment and adequate funding.

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

Thus, we estimate that our expenditures over the next twelve months will be approximately $44,987 (CDN$15,470 (approximately $14,987, based on the foreign exchange rate on January 13, 2010 of $1.00:CDN$1.0322) to complete phase one of our recommended exploration program, and $30,000 to cover ongoing general and administrative expenses.  As at November 30, 2009, we had cash of $nil and a working capital deficit of $59,323.  As such, we anticipate that our cash and working capital will not be sufficient to enable us to complete phase one of our recommended exploration program and to pay for our general and administrative expenses for approximately the next twelve months.

Financial Condition

During the twelve-month period following the date of this quarterly report, we anticipate that we will not generate any revenue.  Accordingly, we will be required to obtain additional financing in order to pursue our plan of operations during and beyond the next twelve months.  We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing.  We anticipate that additional funding will be in the form of equity financing from the sale of our common stock.  However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional and more advanced exploration programs beyond our initial aforementioned exploration program.  In the absence of such financing, we will not be able to continue exploration of the property underlying our mineral claim interest and our business plan will fail.  Even if we are successful in obtaining equity financing to fund any continuation of our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of the property underlying our mineral claim interest.  If we do not continue to obtain additional financing, we will be forced to abandon our mineral claim interest.

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

Results of Operations

The following sets table sets out our losses for the periods indicated:

Three months
ended
November 30,
2009

Three months
ended
November 30,
2008

Cumulative from
September 7,
2006 (Date of
Inception) to
November 30,
2009

EXPENSES

Consulting

$ -

$ -

$ 4,928

Management fees

3,000

3,000

32,000

Mineral property costs

-

6,978

32,278

Office expenses

-

177

5,876

Professional fees

7,550

18,806

97,691

Transfer agent fees

300

1,500

2,850

NET LOSS

$ (10,850)

$ (30,461)

$ (175,623)

Results of Operations for the three months ended November 30, 2009 and November 30, 2008

Revenues

We had no operating revenues since our inception (September 7, 2006) to November 30, 2009.  We anticipate that we will not generate any revenues for so long as we are an exploration stage company.

Expenses

Our expenses in the three months ended November 30, 2009 decreased to $10,850 from $30,461 in the three months ended November 30, 2008, primarily as a result of decreased mineral property costs and decreased professional fees.

Net Loss

Our net loss for the three months ended November 30, 2009 was $10,850, compared to $30,461 for the three months ended November 30, 2008.

Liquidity and Capital Resources

We had cash of $nil and a working capital deficit of $59,323 at November 30, 2009.

We estimate that our total expenditures over the next twelve months will be approximately $44,987, as outlined above under the heading "Plan of Operations".

Net Cash Used in Operating Activities

Net cash used in operating activities was $nil during the three months ended November 30, 2009, as compared to $9,586 during the three months ended November 30, 2008.  Net cash used in operating activities from our inception on September 7, 2006 to November 30, 2009 was $84,000.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock.  From our inception on September 7, 2006 to November 30, 2009, we raised a total of approximately $84,000 from private offerings of our securities.  During each of the three-month periods ended November 30, 2009 and November 30, 2008, no net cash was provided by financing activities from sale of our securities.

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

Item 3.             Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T.           Controls and Procedures

Disclosure Controls and Procedures

Shawn Balaghi, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2009, which deficiencies have not been remediated as of November 30, 2009.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the our fiscal quarter ended November 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1.             Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 1A.           Risk Factors

Not required because we are a smaller reporting company.

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

             Date: January 14, 2010