Form 10-Q
period 2010-02-28
SHIMMER GOLD, INC.
filed 2010-04-19
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53446

SHIMMER GOLD, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Broadway 6th Floor New York, New York	10006
(Address of principal executive offices)	(Zip Code)

877 864 0660

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No      .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  X . No      .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 8,006,000 shares of common stock as of January 13, 2010.

SHIMMER GOLD, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Shimmer Gold, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

SHIMMER GOLD, INC.

(An Exploration Stage Company)

BALANCE SHEETS

(Unaudited)

	(Unaudited)
	February 28,	August 31,
	2010	2009
ASSETS

Current Assets
Pre-paids (Note 2)	$3,050	$1,000
Total assets	$3,050	$1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities	$-	$35,331
Due to related party (Note 2)	-	17,142
Total liabilities	-	52,473

Stockholders’ Equity (Deficit)

Common stock
Authorized 200,000,000 common shares, $0.001 par value
Issued: 8,006,000 common shares (August 31, 2009 – 8,006,000)	8,006	8,006
Additional paid-in capital (Note 2)	177,981	105,294
Deficit accumulated during the exploration stage	(182,937)	(164,773)

Total stockholders’ equity (deficit)	3,050	(51,473)

Total liabilities and stockholders’ equity	$3,050	$1,000

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF OPERATIONS

(Unaudited)

		Three months ended February 28, 2010	Three months ended February 28, 2009	Six months ended February 28, 2010	Six months ended February 28, 2009	Cumulative from September 7, 2006 (Date of Inception) to February 28, 2010

EXPENSES
Consulting		$-	$1,907	$-	$1,907	$4,928
Foreign exchange gain		-	(87)	-	(87)	2,027
Management fees		3,000	3,000	6,000	6,000	35,000
Mineral property costs		-	-	-	6,978	32,278
Office expenses		-	60	-	239	3,850
Professional fees		4,314	8,482	11,864	27,286	102,004
Transfer agent fees		-	-	300	1,500	2,850

NET LOSS	$	(7,314)	$(13,362)	$(18,164)	$(43,823)	$(182,937)

NET LOSS PER SHARE - BASIC AND DILUTED		$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING -BASIC AND DILUTED		8,006,000	8,006,000	8,006,000	8,006,000

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months ended February 28, 2010	Six months ended February 28, 2009	Cumulative from September 7, 2006 (Date of Inception) to February 28, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(18,164)	$(43,823)	$(182,937)
Non-cash items:
Common stock issued for mineral property	-	-	300
Donated services – management fees	6,000	6,000	35,000
Change in non-cash working capital items:
Prepaids	-	(1,000)	(1,000)
Accounts payable and accrued liabilities	6,319	27,357	41,650
Due to related party	5,845	-	22,987

Net cash used in operations	-	(11,466)	(84,000)

CASH FLOWS FROM FINANCING ACTIVITIES

Issuance of common shares	-	-	84,000

Net cash from financing activities	-	-	84,000

DECREASE IN CASH	-	(11,466)	-

CASH, BEGINNING	-	11,430	-

CASH (BANK INDEBTEDNESS), ENDING	$-	$(36)	$-

SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH TRANSACTION
Debt settlement	$43,700	$-	$43,700
Debt settled for mineral property	$22,987	$-	$22,987

The accompanying notes are an integral part of these financial statements.

SHIMMER GOLD, INC.

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. Those unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the six months ended February 28, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Management has evaluated subsequent events to the financial statements filing date.

2.

RELATED PARTY TRANSACTION

During the six months ended February 28, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia. The gain of $22,987 on the debt settlement was recorded in additional paid in capital as it resulted from a transaction with a related party. The former President also paid $41,650 to settle the accounts payable for the Company and $2,050 prepaid for future filing fees. The gain of $41,650 on the accounts payable settlement and the $2,050 in prepaids were recorded in additional paid in capital as it resulted form a transaction with a related party.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition and results of operations for the six months ended February 28, 2010 and February 28, 2009 should be read in conjunction with our unaudited interim financial statements and related notes for the six months ended February 28, 2010 and February 28, 2009. The following discussion contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth below under the heading "Risk Factors".

Name, Incorporation and Principal Offices

We were incorporated as "Shimmer Gold, Inc." on September 7, 2006 under the laws of the State of Nevada.

Prior to January 2010, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. During the six months ended February 28, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia. Accordingly, the Company had no active operations at February 28, 2010.

On January 25, 2010 , Belmont Partners, LLC (the “Seller”), the then principal stockholder of the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with YSY Enterprises, Inc. (the “Purchaser”), as purchaser. The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith.

Our principal offices are located at 45 Broadway, 6th Floor, New York, New York 10006. Our telephone number is 877 864 0660.

Employees

As of the date of this quarterly report we have no significant employees other than the officers and directors.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operations

Our plan of operations for the next twelve months is to identify and enter , either individually, via joint venture or merger a business sector that management believes is positioned for long term growth. As at February 28, 2010, we had cash of $nil. We anticipate that our cash and working capital will not be sufficient to enable us to pay for our general and administrative expenses for approximately the next twelve months.

Financial Condition

During the six-month period following the date of this quarterly report, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to pursue any plan of operations during and beyond the next six months. We believe that debt financing will not be an alternative for funding as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund any additional activities. In the absence of such financing, we will not be able to effect our business plan. Even if we are successful in obtaining equity financing to fund any continuation of our program, there is no assurance that we will obtain the funding necessary to fully pursue our plan of operation. If we do not continue to obtain additional financing, we will be forced to delay , curtail or abandon our plan of operation.

Results of Operations for the three months ended February 28, 2010 and February 28, 2009 and the six months ended February 28, 2010 and February 28, 2009.

Revenues

We had no operating revenues since our inception (September 7, 2006) to February 28, 2010. We anticipate that we will not generate any revenues for so long as we are a shell company.

Expenses

Our expenses in the three months ended February 28, 2010 decreased to $7,314 from $13,362 in the three months ended February 28, , 2009, primarily as a result of the termination of our exploration program and decreased professional fees. Our expenses in the six months ended February 28, 2010 decreased to $18,164 from $43,823 in the six months ended February 28, , 2009, primarily as a result of the termination of our exploration program and decreased professional fees.

Net Loss

Our net loss for the three months ended February 28 2010 was $7,314 compared to $13,362 for the three months ended February 28, 2009. Our net loss for the six months ended February 28 2010 was $18,164 compared to $43,823 for the six months ended February 28, 2009.

Liquidity and Capital Resources

We had negligible cash and a working capital surplus of $3,050, consisting solely of Prepaid expenses at February 28, 2010.

We estimate that our total expenditures over the next twelve months will be approximately $40,000.,

Net Cash Used in Operating Activities

Net cash used in operating activities was $nil during the sixe months ended February 28 ,2010 as compared to $11,466 during the six months ended February 28, 2009. Net cash used in operating activities from our inception on September 7, 2006 to February 28, 2010 was $84,000.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to February 28, 2010, we raised a total of approximately $84,000 from private offerings of our securities. During each of the six-month periods ended February 28 ,2010 and February 28 ,2009 , no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, we will be forced to delay , curtail or abandon our plan of operation.

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

Shell Company

The Company is considered to be a “Shell Company” under the Securities Act of 1933 ..

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

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company will adopt Statement 168 in for its audited reports for fiscal year 2010.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Moshe Oratz, our principal executive officer and principal financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2009, which deficiencies have not been remediated as of February 28, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the our fiscal quarter ended February 28, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

Not Applicable.

Item 6. Exhibits and Reports on Form 8-K

A Report on Form 8-K was filed on April 19, 2010 .

Exhibit Number	Description of Exhibit
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SHIMMER GOLD, INC.

By: /s/ Moshe Oratz

Moshe Oratz

President, Chief Executive Officer, Principal Executive

Officer, Secretary, Treasurer and a director

Date: April 19, 2010