Form 10-Q
period 2010-05-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2010-07-15
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission File Number: 000-53446

ABSOLUTE LIFE SOLUTIONS, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Broadway New York, New York	10006
(Address of principal executive offices)	(Zip Code)

(212) 201-4070
(Registrant's telephone number, including area code)

SHIMMER GOLD, INC.

1709 Hampton Drive, Coquitlam, British Columbia V3E 3C9

(Former name or former address, if changed since last report)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 80,006,000 shares of common stock as of July 15, 2010.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2010

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.

(Formerly Shimmer Gold, Inc.)

(A Development Stage Company)

BALANCE SHEETS

(Unaudited)

	May 31,	August 31,
	2010	2009
ASSETS

Current Assets
Prepaids ( Note 2)	$3,050	$1,000

Equipment	25,904	-

Total assets	28,954	1,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued liabilities (Note 2)	$31,699	$35,331
Due to related party	-	17,142
	31,699	52,473

Stockholders’ Deficit
Common stock (Note 3)
Authorized:
500,000,000 common shares, $0.00001 par value
100,000,000 preferred shares, $0.00001 par value
Issued: 80,006,000 common shares (August 31, 2009 – 80,006,000)	801	801
Additional paid-in capital (Note 2 and 3)	185,186	112,499
Deficit accumulated during the development stage	(188,732)	(164,773)
Total stockholders’ deficit	(2,745)	(51,473)

Total liabilities and stockholders’ equity	$28,954	$1,000

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

(Formerly Shimmer Gold, Inc.)

(A Development Stage Company)

STATEMENT OF OPERATIONS

(Unaudited)

	Three months ended May 31, 2010	Three months ended May 31, 2009	Nine months ended May 31, 2010	Nine months ended May 31, 2009	Cumulative from September 7, 2006 (Date of Inception) to May, 31, 2010

EXPENSES
Consulting	$-	$-	$-	$1,907	$4,928
Foreign exchange gain	-	-	-	-	2,027
Management fees	-	3,000	6,000	9,000	35,000
Mineral property costs	-	-	-	6,978	32,278
Office expenses	2,395	(36)	2,395	115	6,245
Professional fees	3,400	6,937	15,264	34,224	105,404
Transfer agent fees	-	375	300	1,875	2,850

Net Loss	$(5,795)	$(10,276)	$(23,959)	$(54,099)	$(188,732)

NET LOSS PER SHARE - BASIC AND DILUTED	$(0.01)	$(0.01)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF COMMON SHARE OUTSTANDING -BASIC AND DILUTED	80,006,000	80,006,000	80,006,000	80,006,000

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

(Formerly Shimmer Gold, Inc.)

(A Development Stage Company)

STATEMENT OF CASH FLOWS

(Unaudited)

	Nine months ended May 31, 2010	Nine months ended May 31, 2009	Cumulative from September 7, 2006 (Date of Inception) to May 31, 2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(23,959)	$(54,099)	$(188,732)
Non-cash items:
Common stock issued for mineral property	-	-	300
Donated services – management fees	6,000	9,000	35,000
Change in non-cash working capital:
Prepaids	-	(1,000)	(1,000)
Accounts payable and accrued liabilities	38,018	31,184	73,349
Due to related party	5,845	3,485	22,987

Net cash (used in) provided by operations	25,904	(11,430)	(58,096)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisition of equipment	(25,904)	-	(25,904)

Net cash from investing activities	(25,904)	-	(25,904)

CASH FLOWS FROM FINANCING ACTIVITIES
Issuance of common shares	-	-	84,000

Net cash from financing activities	-	-	84,000

DECREASE IN CASH	-	(11,430)	-

CASH, BEGINNING	-	11,430	-

CASH, ENDING	$-	$-	$-

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid for:
Interest	$-	$-	$-
Income taxes	$-	$-	$-

NON-CASH TRANSACTION
Debt settlement	$43,700	$-	$43,700
Debt settled for mineral property	$22,987	$-	$22,987

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

(Formerly Shimmer Gold, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

1.

BASIS OF PRESENTATION

Unaudited Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission. They may not include all information and footnotes required by generally accepted accounting principles for complete financial statements. However, except as disclosed herein, there has been no material changes in the information disclosed in the notes to the financial statements for the year ended August 31, 2009, included in the Company’s Form 10-K filed with the Securities and Exchange Commission. These unaudited interim financial statements should be read in conjunction with those financial statements included in the Form 10-K. In the opinion of Management, all adjustments considered necessary for a fair presentation, consisting solely of normal recurring adjustments, have been made. Operating results for the nine months ended May 31, 2010 are not necessarily indicative of the results that may be expected for the year ending August 31, 2010.

Management has evaluated subsequent events to the financial statements filing date.

2.

RELATED PARTY TRANSACTION

During the nine months ended May 31, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia. The gain of $22,987 on the debt settlement was recorded as additional paid in capital as it resulted from a transaction with a related party. The former President also paid $41,650 to settle the accounts payable for the Company and $2,050 prepaid for future filing fees. The gain of $41,650 on the accounts payable settlement and the $2,050 in prepaids were recorded as additional paid in capital as it resulted from a transaction with a related party.

3.

COMMON STOCK

On May 24, 2010, the Company amended its Article of Incorporation to effect a name changed from Shimmer Gold, Inc. to Absolute Life Solutions, Inc.. The Company increased its authorized common stock from 200,000,000 shares to 500,000,000 shares and preferred stock from nil to 100,000,000 shares, with a par value of $0.00001 per share. The Company also effect a one for ten stock split.  The stock split and change of par value have been reflected on the financial statements retroactively.

4.

COMMITMENT

During the nine months ended May 31, 2010, the Company entered into an office lease agreement with a third party for a period of 126 months starting from June 1, 2010.  Future annual lease commitments are as follows:

Fiscal	Lease Payments
2010	$22,606
2011	90,927
2012	92,970
2013	95,925
2014 Thereafter	100,653 694,872
$1,097,953

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition, changes in financial condition, plan of operations, and results of operations should be read in conjunction with our most recent financial disclosures. The discussion contains forward looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including, but not limited to, those set forth in our plan of operations.

Name, Incorporation and Principal Offices

We were incorporated as "Shimmer Gold, Inc." on September 7, 2006 under the laws of the State of Nevada.

Prior to January 2010, we were an exploration stage company engaged in the acquisition and exploration of mineral properties. During the six months ended May 31, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia. Accordingly, the Company had no active operations at May 31, 2010.

On January 25, 2010 , Belmont Partners, LLC (the “Seller”), the then principal stockholder of the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with YSY Enterprises, Inc. (the “Purchaser”), as purchaser. The Company was also a party to the Stock Purchase Agreement, but received no consideration and undertook no obligations in connection therewith except for the obligation to issue an additional 565,000 (post split) shares of common stock to Belmont.

Our executive offices are located at 45 Broadway, 6th Floor, New York, New York 10006, and consist of 2,450 square feet. We believe that our property is adequate for our current and immediately foreseeable operating needs. Our rent obligation for the twelve months ending June 30, 2010 is $75,352.00.

Employees

As of the date of this quarterly report we have no significant employees other than the officers and directors.

Subsidiaries

We do not have any subsidiaries.

Patents and Trademarks

We do not own, either legally or beneficially, any patent or trademark.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives within the time frames specified:

We intend to commence a private placement for up to $60 Million of Series A Convertible Preferred Shares bearing a12.5% dividend and additional warrant coverage. To date none of this offering has been subscribed

Our general and administrative expenditures currently are $83,400 a month and we expect that by the end of the year our expenditures will stabilize at $100,000 a month. We have sufficient capital raised to finance the companies overhead cost for the next 12 months.

Financial Condition

During the next twelve month period we anticipate that we will not generate operating income.

Results of Operations

The company had not significant operations in the previous 12 months period. General and administrative expenses were paid for by past management. In March all previous debt to previous management have been forgiven and marked as such on our books.

The company has recently entered into a lease on office space in New York, NY and has furnished those offices.

Liquidity and Capital Resources

The company in is discussion with banks and other investors as part of capital raise. We intend to commence a private placement for up to $60 Million of Series A Convertible Preferred Shares bearing a 12.5% dividend and additional warrant coverage. To date none of this offering has been subscribed.

Results of Operations for the three months ended May 31, 2010 and May 31, 2009 and the nine months ended May 31, 2010 and May 31, 2009.

Revenues

We had no operating revenues since our inception (September 7, 2006) to May 31, 2010.

Expenses

Our expenses in the three months ended May 31, 2010 decreased to $5,795 from $10,276 in the three months ended May 31, 2009, primarily as a result of the termination of our exploration program and decreased professional fees. Our expenses in the nine months ended May 31, 2010 decreased to $23,259 from $54,099 in the nine months ended May 31, 2009, primarily as a result of the termination of our exploration program and decreased professional fees. The company has entered into a lease for office space in New York City.

Net Loss

Our net loss for the three months ended May 31, 2010 was $5,795 compared to $10,276 for the three months ended May 31, 2009. Our net loss for the nine months ended May 31, 2010 was $23,259 compared to $54,099 for the nine months ended May 31, 2009.

Liquidity and Capital Resources

We had negligible cash and a working capital surplus of $3,050, consisting solely of prepaid expenses at May 31, 2010.

We estimate that our total expenditures over the next twelve months will be approximately$1,000,000.

Net Cash Used in Operating Activities

Net cash provided by operating activities was $25,904 during the nine months ended May 31, 2010 as compared to $11,430 used in the nine months ended May 31, 2009. Net cash used in operating activities from our inception on September 7, 2006 to May 31, 2010 was $58,096.

Cash from Financing Activities

We have funded our business to date primarily from sales of our common stock. From our inception on September 7, 2006 to May 31, 2010, we raised a total of approximately $84,000 from private offerings of our securities. During each of the six-month periods ended May 31, 2010 and May 31, 2009, no net cash was provided by financing activities from sale of our securities.

There are no assurances that we will be able to achieve further sales of our common stock or any other form of additional financing. If we are unable to achieve the financing necessary to continue our plan of operations, we will be forced to delay, curtail or abandon our plan of operation.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report on our audited financial statements for the year ended August 31, 2009 that they have substantial doubt we will be able to continue as a going concern.

Future Financings

We anticipate continuing to rely on equity sales of our common shares or the issuance of debt in order to continue to fund our business operations. Issuances of additional shares will result in dilution to our existing shareholders. There is no assurance that we will achieve any additional sales of our equity securities or arrange for debt or other financing to fund our planned exploration activities.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Critical Accounting Policies

Basis of Presentation. The accompanying consolidated financial statements include the accounts of Absolute Life. All significant intercompany balances and transactions have been eliminated in consolidation. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results inevitably will differ from those estimates and such differences may be material to the financial statements.

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

Cash and Cash Equivalents. For purposes of the balance sheet and statement of cash flows, we consider all highly liquid investments available for current use with an original maturity of three months or less to be cash equivalents. The average balance of our general checking account balance is generally in excess of $250,000. The Federal Deposit Insurance Corporation (“FDIC”) currently insures all bank accounts up to $250,000, with unlimited coverage on non-interest bearing accounts. The amount of our cash accounts in excess of the FDIC insurance limit at May 31st 2010, was $0. Amounts in interest bearing accounts in excess of $250,000 are at risk to the extent that their balances exceed FDIC coverage. Money market investments do not have FDIC protection

Income Taxes. We recognize deferred tax assets and liabilities for the expected future tax consequences of transactions and events. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Timing differences between the reporting of income and expenses for financial statement and income tax reporting purposes are reported as deferred tax assets, net of valuation allowances, or as deferred tax liabilities depending on the cumulative effect of all timing differences, recorded at amounts expected to be more likely than not recoverable.

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

Stock Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period. To date the Company has not adopted a stock option plan and has not granted any stock options

Recent Accounting Pronouncements

We follow accounting standards set by the Financial Accounting Standards Board (the “FASB”). The FASB sets the GAAP that we follow to ensure we consistently report our financial condition, results of operations and cash flows. References to GAAP issued by the FASB in these footnotes are to the FASB Accounting Standards Codification Topic 105 (the “ASC”). In June 2009, the FASB approved the FASB ASC, which, as of July 1, 2009, became the single source of authoritative, nongovernmental GAAP. The ASC was not intended to change GAAP. Rather, the ASC reorganizes all previous GAAP pronouncements into accounting topics, and displays all topics using a consistent structure. All existing standards that were used to create the ASC are now superseded, aside from those issued by the U.S. Securities and Exchange Commission, replacing the previous references to specific Statements of Financial Accounting Standards with numbers used in the ASC’s structural organization. All guidance in the ASC has an equal level of authority. The ASC is effective for financial statements that cover interim and annual periods ended after September 15, 2009. There was no impact on our financial position, results of operations or cash flows as a result of the adoption of ASC.

In June 2009, the Financial Accounting Standards Board ("FASB") issued SFAS No. 168, FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of SFAS No. 162 ("Statement 168"). Statement 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied in the preparation of financial statements in conformity with generally accepted accounting principles. Statement 168 explicitly recognizes rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws as authoritative GAAP for SEC registrants. Statement 168 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. The Company adopted Statement 168 in the first quarter of fiscal year 2010.

ASC 320, Investments – Debt and Equity Securities, and ASC 958-320, Investments – Debt and Equity Securities, amends the other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of the other-than-temporary impairments on debt and equity securities in the financial statements. Adoption of ASC 320 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

ASC 810, Consolidation, among other things, provides guidance and establishes amended accounting and reporting standards for a parent company’s non-controlling interest in a subsidiary. ASC 810 was adopted on March 1, 2009, and had no impact on our financial condition, results of operations or cash flows.

ASC 815, Derivatives and Hedging, expands the disclosure requirements about an entity’s derivative instruments and hedging activities. We currently have no derivatives and hedging activities. As such, the adoption of ASC 815 on March 1, 2009, had no impact on our financial condition, results of operations or cash flows.

ASC 820, Fair Value Measurements and Disclosures, addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under GAAP. ASC 820 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Effective March 1, 2008, management adopted ASC 820 with the exception of certain non-financial assets and non-financial liabilities that were specifically deferred. In April 2009, the FASB issued ASC 820-10, which provides additional guidance for estimating fair value in accordance with ASC 820, when the volume and level of activity for the asset or liability have significantly decreased. In August 2009, the FASB further clarified ASC 820-10, Measuring Liabilities at Fair Value, which applies to all entities that measure liabilities at fair value within the scope of Topic 820 and provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more other valuation techniques. We have no liabilities that are traded or exchanged, requiring measurement at fair value. ASC 820 also includes guidance on identifying circumstances that indicate a transaction is not orderly. In such circumstances, the ASC specifies that a valuation technique should be applied that uses either the quote of the liability when traded as an asset, the quoted prices for similar liabilities or similar liabilities when traded as assets, or another valuation technique consistent with existing fair value measurement guidance. Adoption of ASC 820 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

ASC 825, Financial Instruments, directs that entities include disclosures about the fair value of financial instruments whenever it issues summarized financial information for interim reporting periods. Entities shall disclose in the body or in the accompanying notes of their summarized financial information the fair value of all financial instruments for which it is practicable to estimate that value, whether recognized or not recognized in the statement of financial position. Adopted on March 1, 2009, ASC 825 had no impact on our financial condition, results of operations or cash flows.

 ASC 855, Subsequent Events, establishes general standards of accounting for, and disclosures of, events that occur after the balance sheet date but before financial statements are issued or available to be issued. ASC Topic 855 is effective for interim and annual periods ended after June 15, 2009. The adoption of ASC 855 during our fiscal 2010 did not have a material impact on our financial condition, results of operations or cash flows.

ASC 946-10-15-2 (ASU 2009-12) – Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent), provides amendments to Subtopic 820-10 for the measurement of investments in certain entities that calculate net asset value per share or its equivalent. The amendments permit, as a practical expedient, a reporting entity to measure the fair value of an investment that is within the scope of ASU 2009-12 using the net asset value per share, or its equivalent, of the investment. Adoption of ASU 2009-12 during our fiscal 2010 had no impact on our financial condition, results of operations or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Disclosure Controls and Procedures

Moshe Oratz, our principal executive officer and Avrohom Oratz, our principal financial officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were not effective as of the end of the period covered by this report, based on his evaluation of these controls and procedures required by paragraph (b) of Rules 13a-15 and 15d-15, due to the deficiencies in our internal control over financial reporting as reported in our Annual Report on Form 10-K for our fiscal year ended August 31, 2009, which deficiencies have not been remediated as of May 31, 2010.

Changes in Internal Control Over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during the our fiscal quarter ended May 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

We currently are not a party to any material legal proceedings and, to our knowledge, no such proceedings are threatened or contemplated.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In connection with the Common Stock Purchase Agreement between Belmont Partners, LLC the then principal stockholder of the Company and YSY Enterprises, Inc.the Compnany was obligated to issue an additional 565,000 (post split) shares of common stock to Belmont.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Securities Holders

None.

Item 5. Other Information

On May 24, 2010, the board of directors and stockholders also approved a 10-for-1 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, we changed our name to “Absolute Life Solutions, Inc.” We intend to apply to FINRA for a change in our trading symbol.

In February, 2010, Chaim Kahan resigned as President, Director, Secretary and Treasurer. On February 21, 2010, the Board elected Moshe Oratz as a Director and as President and Chief Executive Officer. On May 19, 2010, Avrohom Lowy and Chaim Loeb were elected as directors. On May 27, 2010, the Board elected Avrohom Oratz as Treasurer and Yossi Rasp as Secretary.

Current Executive Officers and Directors

Management

Moshe Oratz, age 35, President , Chief Executive Officer and Director. Mr. Oratz attended Touro College and Yeshiva University. He was previously the President of Cambridge Life Settlements LLC, a privately held life settlement intermediary and has been involved, for in excess of 5 years, in various aspects of the life settlement industry. Mr. Oratz and entities with which he was affiliated have been involved in transactions related to life insurance policies having a face value in excess of $1 billion.

Avrohom Oratz, age 27, Treasurer and Principal Financial Officer , was employed from 2007 to 2010 by Platinum Human Resource Management, a privately owned company with $250M of revenue, as Corporate Controller. Platinum is a full service human resource services firm with offices in New York, Florida, Alabama and California. As Controller Mr. Oratz designed and implemented a comprehensive Fraud Protection program for over 15,000 employees, with processes and procedures that protect clients’ financial integrity. Mr. Oratz played a key role in the establishment of Normandy Harbor Insurance Company, specializing in Workers’ Compensation coverage and comprehensive Risk Management Programs.

Directors

Abraham Lowy, age 31, Director, is an attorney has an extensive practice representing corporate real estate investors in the acquisition, development and leasing of commercial and retail properties, including office buildings, condominium developments, shopping centers, nursing homes and warehouses. Mr. Lowy also counsels clients in matters pertaining to banking and financing transactions, including mortgage loans, mezzanine loans, construction loans and credit facilities. Mr. Lowy received his Juris Doctorate degree from Brooklyn Law School, and is admitted to the bars of the states of New York and New Jersey.

Chaim Loeb, age 42, Director, has been an insurance broker since 1994. He serves as the President of Loeb Insurance Brokerage, Inc. and Cornell Insurance Services. He is licensed in Life and Health Insurance from the State of New York: He is a graduate of the Rabbinical College Zichron Moshe of New York.

Item 6. Exhibits and Reports on Form 8-K

None

Exhibit Number	Description of Exhibit
3.3	Restated and Amended Articles of Incorporation
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

By: /s/ Moshe Oratz

Moshe Oratz

President, Chief Executive Officer

Date: July 15 , 2010

ABSOLUTE LIFE SOLUTIONS, INC.

By: /s/ Avrohom Oratz

Avrohom Oratz

Treasurer and Principal Financial Officer

Date: July 15 , 2010