Form 10-K
period 2010-08-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2010-12-15
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

____________________

FORM 10-K

 X .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2010

or

     .     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-53446

Absolute Life Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	71-1013350
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

45 Broadway, 6th Floor New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 201-4070

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, 0.0001 Par Value
(Title of Class)

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No      .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days. Yes  X . No      .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one)

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      . No  X .

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of February 28, 2010 (second quarter prior to the end of our fiscal year) has approximately $23,500 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.000001 per share, as of December 13, 2010, was 81,780,007 shares.

PART I

ITEM 1.  BUSINESS.

Since June 1, 2010, our primary operations consist of the business and operations of the acquisition of life settlement transactions. Therefore, we are disclosing information about the life settlement business, financial condition, and management in this Form 10-K. In this Form 10-K, references to the “Company” refer to the Company as currently constituted.

Our History

We were incorporated under the name of Shimmer Gold, Inc. on September 7, 2006 in the State of Nevada. In January 2010, we discontinued our business operations and transferred those operations and the assets relating thereto to Shawn Balaghi, our former president and director. In January 2010, our then existing shareholders sold 99% of their issued and outstanding common stock to YSY Enterprises, Inc. In May 2010, YSY Enterprises, Inc. sold its ownership interest to our current shareholders, including our President and Chief Executive Officer. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. On May 24, 2010, the board of directors and stockholders approved a 10-for-1 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, we changed our name to “Absolute Life Solutions, Inc.” We changed our trading symbol to ALSO.OB.  We are now a specialty financial services company engaged in the purchase of life settlements.

Commencing in July 2010, we entered into Securities Purchase Agreements (the “Securities Purchase Agreement”) with certain purchasers pursuant to which we have sold to date an aggregate of (i) 26,750 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 26,750 shares of common stock (the “Investor Warrants”), half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. To date, we have received aggregate gross cash proceeds of $26,750,000 from these transactions (the “Private Placement”). We may sell up to $33,250,000 in additional Series A Preferred Stock.  At August 31, 2010, the Company had sold $13,500,000 amount of Series A Preferred Stock. (See Management’s Discussion and Analysis of Financial Condition and Results of Operations.)

In connection with the issuance of the Series A Preferred Stock, we entered into Registration Rights Agreements with the purchasers, pursuant to which we agreed to use our best efforts to register the shares of common stock underlying the Preferred Stock.

As at December 13, 2010, there are issued and outstanding securities of the Company on a fully diluted basis as follows:

•

81,780,007 shares of our common stock held by the present stockholders;

•

26,750,000 shares of our common stock reserved for issuance on conversion of our outstanding Series A Preferred Stock;

•

26,750,000 shares of our common stock reserved for issuance under our Investor Warrants;

•

10,000,000 shares of our common stock reserved under our equity incentive plan, of which 850,000 shares have been issued to date;

•

305,007 shares of our common stock issued under Consulting Agreements; and

•

6,000,000 shares of our common stock reserved for issuance under Consulting Agreements.

Introduction

A life settlement is the sale of an existing life insurance policy by a policy owner (frequently, but not always the insured) to a third-party investor for more than the policy’s cash surrender value but less than its net death benefit. Most life insurance policies contain assignment clauses and change of ownership clauses that the courts have recognized provide the owner with a right of resale in its personal property. This practice has become a common component in financial management over the last 15 years.

After purchasing a policy, an investor can hold it until the death of the insured and collect the net death benefit or may resell the policy. The purchase of life insurance policies in this manner can represent an investment opportunity when the transactions are based on sound underwriting and analysis, including a thorough review of the health and life expectancy of the insured, the expected premiums due and the time value of money.

Historically, policy owners including those with pressing financial problems and those who no longer needed death benefit coverage, frequently allowed policies to lapse for failure to pay premiums. Other policy owners, who did not need the relevant policy protection and were seeking liquidity, surrendered their policy to the insurance carrier and received the policy’s cash surrender value (CSV) in a lump sum payment. Cash surrender values are typically far less than the face amount of the policy or the death benefit payable thereunder, and are sometimes significantly less than the policy’s life settlement market value (LSV). With the increased issuance of universal life contracts designed to minimize early year premiums through optimization of cost of insurance, especially for benefit of tax, estate and business risk planning, the number of policies issued containing very low cash surrender values has increased. The life settlement industry has developed over the past decade in response to the supply of high face-low cash value (hence higher market value) policies. In addition, as a practical matter, as people age health issues surface. Healthy people tend to show a high propensity to let their insurance lapse, while unhealthy people tend to persist with their insurance. Since the Life Settlement market focuses on seniors 70+ with their increasing health impairments that come with age, more and more of them want to keep their insurance, but can no longer afford the premiums.

Taking advantage of these two significant trends (the value gap between CSV and LSV, and the affordability issues of an aging, health-impaired population) investors have raised pools of capital to purchase life insurance contracts policy-owners would have otherwise surrendered or allowed to lapse.

Typically, an owner of a policy will discuss a potential sale with a broker, who will make the arrangements for sale with a life settlement provider that may either purchase the policy to hold or to resell it to investors. Investors in life settlements competitively bid on the purchase of a policy the owner or broker is seeking to sell, taking into account the overall health and life expectancy of the insured as well as the then-current economic environment. Policies that represent sound risks to investors can generate one or more bids in a competitive marketplace. The life settlement transaction can be beneficial to both buyer and seller, because the seller is able to receive a higher price than the cash surrender value offered by his or her insurer for the Policy, and the buyer is able to purchase an investment with a high potential rate of return.

Once the transaction is complete, the purchaser becomes the legal and registered owner of the policy and succeeds to all legal rights and responsibilities of the policy contract, including the right to designate the beneficiary of the death benefit payable under the policy and the obligation to pay premiums. Investors in life policies may hold the policies for resale individually or in blocks, or may attempt to bundle them into a new vehicle and sell securities issued by that entity in a securitized transaction.

Data from the American Council of Life Insurers shows that the voluntary termination rates for individual policies has dropped steadily from 6.6% in 2002 to 5.1% in 2007. Because the decline in the lapse rate coincides with the increasing number of reported life settlement transactions, we believe this indicates that more policyholders are choosing to sell their policies in life settlement transactions rather than voluntarily terminating these policies. While there is limited statistical information available on the more-likely-to-settle-segments, such as universal life contracts discussed earlier, our assumption is they are a significant contributor to this trend. We believe this corroborates predictions that the life settlement market will continue to grow in size as these transactions become more familiar to policyholders.

Absolute Life Solutions, Inc. will purchase ownership of the life insurance policy at a discount to its face value and receive the face amount of the death benefit under the policy when the insured person dies. In an Absolute Life Solutions, Inc. transaction, the insured is typically 70 years of age or older and has a life expectancy of five to ten years.

Coverage Types

The largest share of life settlements are individual insurance policies, predominantly policies known as permanent whole or universal life contracts, and less frequently convertible term policies. In many cases, the insurance policy is purchased for investment protection and in others it is used to financially protect a spouse or other beneficiaries of the insured upon death. Sometimes however, beneficiaries such as a spouse are outlived by the insured, and in that case, a life settlement is a much more logical decision than holding onto a policy.

Other sources for life settlements are business insurance policies for funding of buy-sell or cross-purchase agreements that may no longer be needed if one or more members have exited the firm; key man policies if insured persons leave the firm or retire. Executive benefit plans of small and midsized businesses often include life insurance policies and are a target market for life settlement transactions in cases where cash needs are pressing. Policies purchased for the purposes of fulfilling estate taxes would be excellent sources for life settlements in times when the tax hedging mechanism is no longer required. Many of the policies in these cases are held in trust, which require a settlement provider with unique insight and skills.

The charitable giving component of estate planning frequently utilizes life insurance, such as in Grantor Remainder Annuitized Trusts (GRATs), wherein a trust is set up for a specific term, and insurance is purchased as a funding or tax anticipation mechanism to avoid trust assets becoming part of the estate of the owner. At the end of the term, or in certain cases where the GRAT fails (outsized asset performance, etc.), the insurance is no longer necessary or must be re-characterized. In these cases, and in others affected by plan termination, employment termination or estate re-engineering, especially as taxation and other regulations change, life settlement is becoming an ever-more considered financial option. Our job is to be ready to respond to these market dynamics, and take advantage of the increasing availability of settled policies.

The Company plans to primarily hold the purchased policies until maturity earning a return. However, the Company may consider development of securitizations of the life insurance policy pools, estimating that this program will enhance liquidity in the marketplace and entice a greater number of institutional investors to participate in the life settlement market. As such, securitization may provide an exit strategy more likely available to the Company sooner than the payment of the death benefit itself.

Securitization is a key method for institutional investors in life settlements to exit their investment quicker. Institutional providers of life settlements can use purchased insurance policies and create “life settlement bonds” for sale, which are asset-backed securities with death benefits providing the revenue stream for the purchaser of the bond. There are several obstacles facing the securitization of life settlements. These include securities law consideration, convincing credit rating agencies to learn about life settlement backed bonds, accept the underlying underwriting and pricing of risk, as well as rating the bonds. Other obstacles include receiving enough funding to complete transactions in a timely manner.

The Market for Life Settlements

The Company believes that with awareness, the market for life settlements will grow as it offers owners of life insurance policies, aged 70 or older, or those with a life expectancy of 5 to 10 years or less, a liquid cash conversion and exit strategy from life insurance policies that are become available for reasons more fully described above. Clearly, this innovative wealth management tool becomes even more valuable in economic circumstances wherein income moves from current to fixed, especially during the latest worldwide negative cycle. The industry has developed partially as a result of these individuals who can no longer afford premium payments, and who wish a life settlement rather than letting their policy lapse or taking the cash-surrender value (or in some cases no cash value).

Demographic trends indicate future growth of the population that comprises the life settlement market. The “baby boomer generation,” which consists of persons born between 1946 and 1964, currently numbers around 78 million. The oldest members of this group are now reaching 64 years of age and are still a few years shy of the age of 70, the age that most life settlement providers currently focus on. However, the baby boomer generation will provide a large target market for the life settlement industry in the years to come, leading to possible significant refinement in the business model of the industry.

Currently the number of persons above the age of 70 in the US is over 27.1 million. In addition to providing a large addition to the target market for life settlements in the years to come, baby boomers may also become more open to the idea of life settlements as current advertising campaigns make them more acquainted with the concept. Further, hybrid products are becoming available, such as those with a smaller settlement up-front and the opportunity to retain a percentage of death benefit, and one where a percentage of the settlement proceeds is used to provide Long Term Care coverage. Suffice to say, as the over 70 population moves from the approximated 27 million to an estimated over 75 million during the next 18 years, the unit volume of life contracts that can be settled will be enormous.

Life settlements are an attractive opportunity for both the insured party and provider where Minimally Funded Universal Life (“UL”) contracts are involved. The minimal funding is designed to pay only for current COI (cost of insurance that increases with age) and results in low early year cash surrender values. Settlement offers for these policies are often materially higher than the cash value, making them an attractive incentive to exit an insurance contract. The providers benefit due to the flexibility of funding the contract and ability to adjust premium-payment plans, which, for those armed with the appropriate analytics and modeling tools (such as the Company), maximizes return. Aggressively priced UL contracts provide even higher possible gains because of lower mortality and higher lapses being assumed when determining the price of the policy. However, minimally funded UL contracts provide little cash for paying ongoing charges, which increase with the age of the insured party.

Another market for life settlements are convertible group insurance policies that can be converted into individual policies, assuming that the individual has the right to convert the policy and sell it to a third party. Considerations that providers make for convertible group policies are similar to considerations made in the purchase of convertible term policies.

Market Size

According to the Life Settlement Association, the life settlement industry was a $2 billion (policy face value) industry in 2001 and grew to a $10 billion industry in 2005. It experienced continued growth since 2005 and was estimated to be a $16 billion industry in 2008. Today life settlement transactions provide liquidity to seniors to the tune of over $7 million a day and over the past 4 years have provided $8 billion in liquidity to seniors. ( http://www.thevoiceoftheindustry.com/ ) Until 2008, prices paid for “life settlements” were rising due to increased competition and availability of credit to purchase policies, as well as the ability to more easily securitize purchased insurance policies. However, due to the recent credit crunch, both credit extended for purposes of purchasing policies as well as the ability to securitize insurance policies have been reduced, and therefore the prices paid for life settlements have declined. This creates better returns for providers of life settlements that currently have the funds to purchase policies and continue making premium payments on purchased policies.

According to the American Council of Life Insurers, (Life Insurers Fact Book 2009), there were $19.1 trillion in life insurance policies in force in 2008. Also, in 2008 insurance policies worth $3 trillion were purchased by consumers. Of the $19.1 trillion in life insurance policies in force in 2008, $10.2 trillion were individual life insurance policies. Of the $3 trillion in life insurance policies purchased in 2008, $1.84 trillion were individual life insurance policies and of these policies, permanent life insurance contracts constituted over $490 billion in policies purchased. In 2008, insurance industry revenues due to life insurance premiums amounted to $640.35 billion and payouts in the form of benefit payments amounted to $577.8 billion. In terms of the number of contracts, there were over 9.9 million individual life insurance policies purchased in 2008 of which 5.6 million policies were permanent term individual life insurance contracts. The average value of an individual life insurance contract in 2008 was $183,000.

Life settlement transactions are almost exclusively employed in an estate planning, business transfer, corporate structuring, risk management, or tax optimization context. Life settlements typically have a face value death benefit of no less than $100,000. The Wharton Business School indicates that more than 20% of insurance policyholders over age 65 have policies whose intrinsic economic value exceeds cash surrender value.

Income Sources

Current and future income will be derived from 1) A managed pool of life settlements proprietary to the Company; 2) Provision of servicing [mortality tracking, premium processing and claims management] for other life settlement providers in the future, and; 3) Licensing and usage revenue generated from our proprietary modeling and valuation platform, primarily for asset acquisition and pricing.

If properly managed, life settlement pools can yield in excess of 15%. The management of life settlements entails measuring and management of multiple aspects of financial and operational risk. In order to maximize the return and reduce the risk profile of a group of policies, several defining attributes need to be constantly monitored. Policy groups need to be built initially by balancing a broad range of risk variables and then adjusted to keep risk metrics in acceptable limits.

The Company will service its own portfolio and may offer servicing to other entities engaged in the life settlement business. As our servicing structure is assembled and refined, we will make use of best-in-breed assets servicers, as third party providers and as consultants to our in-house servicing unit. Further, there will be cases where independent servicing is required in design of certain securitizations of portfolio segments.

While the Company’s proprietary modeling and valuation platform is currently used for internal processes, we may consider offering this and other of our skill-sets, beyond servicing, to other market participants in the future. Our platform and analytical focus incorporates a first class policy purchase capability, such that we may provision this to other groups or entities looking to enter into the market. Prospectively, this would be done on a managed account agreement basis with the Company, such that we could provide a vertically integrated suite of purchasing, managing and servicing of a customer’s portfolio for enhanced revenue and income. Further, application of our model to index structures, pricing models and other market participant platforms used for hedging in the pension, life and annuity sectors is clearly a future possibility, and is currently a burgeoning activity in money center markets globally.

Our goal is to aid in the maturation of the life settlement segment by constantly educating and discovering new analyses that will help us identify and manage volatility in the market. Our platform is the culmination of that dedication and we anticipate that certain of our research findings may be able to be protected as intellectual property to the Company.

Government and Industry Regulation

When the life settlement market was first established, it was sparsely regulated. Due in part to abuses within the industry, which were well-publicized, the federal government and various states moved to regulate the market in the mid-1990’s. These regulations generally took two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect policyholders and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). Approximately 45 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies, and prohibit certain business practices which are deemed to be abusive.

Securities Regulations. Some states and the Securities and Exchange Commission (“SEC”) have attempted to regulate life settlements as securities under federal or state securities laws. On July 22, 2010, the SEC issued a Staff Report of its Life Settlement Task Force. The Staff recommended that certain types of interests in life settlement be classified as securities. The Commission has not taken any position on the Staff Report, and there is no indication if the Commission will take any action to implement the recommendations of the Staff Report. The Company believes that the matters discussed in the Staff Report do not impact on the Company’s current business model. With respect to state securities laws, 48 states treat life settlements as securities under state laws, although some states exclude from the definition of security the original sale from the insured or the policy owner to the provider. A majority of states include life settlements in their statutory definition of security, either directly in that definition, or as part of the definition of investment contract. We have endeavored to structure our activities to reduce the risk that our activities would be treated as securities under state or federal law, and, to date, no state or federal regulatory body or private litigant has asserted that our settlements are securities.

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business. We do not intend to apply to be licensed as a life settlement broker in New York but we may apply to be licensed as a life settlement provider in New York.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We have filed with the United States Patent and Trademark Office an application for registration of the trademark “Absolute Life Solutions”. We intend to register this and possibly other trademarks and service marks, both domestically and in foreign jurisdictions.  We hold the Internet domain name www.absolutels.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.

Employees

We currently have five employees, of which two are executive officers of the Company.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and consider our relations with our employees to be good.

ITEM 1A.

RISK FACTORS

Investment in our common shares are highly speculative in nature, involve a high degree of risk and should be undertaken only by persons who can afford to lose their entire investment. Accordingly, investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluating our business. This Report contains forward-looking statements which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the owing risk factors and elsewhere in this Report.

Risks Relating to Our Business

The life settlement industry is an emerging industry

Current regulations are under review in many states that will place additional requirements on Life Settlement buyers. The Company is committed to a high standard of conduct and will constantly review its business practices to keep in compliance with regulations. Future regulation may slow growth or may delay expansion in this industry. The life settlement industry is a relatively new and emerging business. Statistical analysis and studies of seniors (traditionally defined in the industry as people with over the age of 70) are scarce. The bulk of studies have been conducted by insurance companies on the 65 and under age groups, while the bulk of the life settlements market is comprised of individuals 70+. This could have a material adverse effect on our business.

We are operating in an evolving market

We are operating in the life settlement market, which is a relatively new market within the financial services sector. Although it has grown exponentially in the past few years, to what extent it will continue to develop is uncertain. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market, and therefore our potential competition, to grow substantially.  This could affect either or both of the following factors, which may affect our returns: (i) our cost of purchasing policies, or (ii) the quality of the policies which we are able to purchase.

While we will interface with the most experienced and largest companies within these markets, our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in evolving markets. We cannot assure that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

The Company has no operating history of its own and as such an investor cannot assess the Company’s profitability or performance.

Because the Company has no operating history in its current business model, it is impossible for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. As the Company emerges from the development-stage, it may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company’s management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the life settlement industry.

The Company may require additional capital in order to execute its business plan.

The Company may require additional capital in order to execute its current business plan. As a result, the Company may not be able to successfully implement its business model.

Being a public company may strain the Company's resources, divert management’s attention and affect its ability to attract and retain qualified directors.

As a public issuer, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company's personnel, systems and resources.

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal control over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company's business, financial condition and results of operations.

These rules and regulations may also make it difficult and expensive for the Company to obtain director and officer liability insurance. If the Company is unable to obtain adequate director and officer insurance, its ability to recruit and retain qualified officers and directors, especially those directors who may be deemed independent, will be significantly curtailed.

If the Company is unable to generate sufficient cash from operations, it may find it necessary to curtail development and operational activities.

The Company has developed a business plan based on its ability to model cash flows of life insurance policies known generally as “life settlements”. Advances in life sciences or inaccuracies in information underlying the policies may make its cash flow projections and predictive analysis inaccurate. The Company places a high standard of care on obtaining accurate information relevant to the life insurance policies. The Company will also maintain a research team which will actively track changes in longevity assumptions underlying its core modeling assumptions. As changes occur, the company will modify its cash flow modeling to accurately plan for the future.

Every life insurance policy acquired under a life settlement transaction is different and each policy purchased is typically negotiated on an arms-length basis; as such the Company relies on third party information.

There is no fixed formula that applies to the acquisition of a life insurance policy, as each policy is negotiated based on variables particular to each individual’s facts. Insurance companies have a duty of care to ensure that an insurable interest is present at the inception of each issued policy. Likewise, insureds are responsible for information they supply in the application process. Misinformation or negligence in obtaining or supplying this information could negatively impact the valuation of life insurance policies.

The Company’s senior management owns and will continue to own a substantial portion of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Mr. Moshe Oratz, the President and CEO of the Company, is currently the beneficial owner of approximately 43% of the Company’s outstanding common stock. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent shareholders from realizing a premium over the market price for their shares of common stock.

The Company depends on its senior management to manage its business effectively.

The Company's future success is dependent in large part upon its ability to develop the business plan and to attract and retain highly skilled managerial, sales and marketing personnel. In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its President, to provide the necessary experience and background to execute the Company's business plan. The loss of his services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives.

Government regulation could negatively impact the business.

At least 45 states have now adopted some version of the model life settlement law promulgated by the National Association of Insurance Commissioners or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of life providers and brokers, require the filing and approval of life settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential settlers, describe various periodic reporting requirements for life settlement companies and prohibit certain business practices deemed abusive. Because the industry is relatively new and because there has been a history of certain abuses in the industry, particularly in the life settlement market, the Company believes that there may be increased regulation on both a state and federal level. It is impossible to predict what such regulation would encompass, but any regulation would most likely at least include additional reporting requirements and possibly even regulation of additional aspects of the industry.

There has been no effective prior public market for the Company’s shares and the lack of such a market may make resale of the stock difficult.

An investor must be fully aware of the long-term nature of an investment in the Company. If for any reason the common stock does not continue to be listed on the OTC Bulletin Board or a public trading market does not otherwise develop, investors holding shares of the Company’s stock may have difficulty selling their common stock should they desire to do so.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings and in integrating any acquired businesses with our own. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We will depend on growth in the life settlement market.

Growth of the age-based life market and the Company’s entrance into and expansion within the market may be negatively affected by a variety of factors, including:

•

the inability to locate sufficient numbers of life settlors and agents to source life settlors;

•

the inability to convince potential settlors of the benefits of life settlements;

•

competition from other life settlement companies;

•

negative publicity about the market; and

•

the adoption of additional governmental regulation.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

•

our ability to raise substantial additional capital to fund the implementation of our business plan;

•

our ability to execute our business strategy;

•

the ability of our services to achieve market acceptance;

•

our ability to manage the expansion of our operations;

•

our ability to attract and retain qualified personnel;

•

our ability to manage our third party relationships effectively; and

•

our ability to accurately predict and respond to the technological and structural changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

We rely on highly skilled personnel and, if we are unable to retain or motivate key personnel or hire qualified personnel, we may not be able to grow effectively.

The success of the Company depends in large part upon the abilities and continued service of its executive officers and other key employees, particularly Mr. Moshe M. Oratz, President and Chief Executive Officer, and Mr. Avrohom Oratz, Treasurer and Principal Financial Officer. There can be no assurance that the Company will be able to retain the services of such officers and employees. The failure of the Company to retain the services of Messrs. Moshe Oratz, and/or Avrohom Oratz, and other key personnel could have a material adverse effect on the Company. The Company at the present time has employment agreements with the above referenced individuals, along with non-compete agreements, however, the Company has not procured key person life  insurance policies.

Government regulation – existing and proposed – may hinder our ability to grow our business

Due in part to abuses within the industry, the federal government and various states moved to regulate the industry in the mid-1990’s. Ongoing regulatory changes and new interpretations could affect our business. These regulations generally take two forms. One sought to apply consumer protection-type regulations to the market. This application was designed to protect policyholders and purchasers. Another sought to apply securities regulations to the market, which was designed to protect purchasers. Various states have also used their insurance regulations to attack instances of insurance fraud within the industry.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 45 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insured’s and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive. We do not intend to apply to be licensed as a life settlement broker in New York, but we may apply to be licensed as a life settlement provider in New York.

Securities Regulations. Some states and the Securities and Exchange Commission have attempted to regulate life settlements as securities under federal or state securities laws. On July 22, 2010, the SEC issued a Staff Report of its Life Settlement Task Force. The Staff recommended that certain types of interests in life settlement be classified as securities. The Commission has not taken any position on the Staff Report, and there is no indication if the Commission will take any action to implement the recommendations of the Staff Report. The Company believes that the matters discussed in the Staff Report do not impact on the Company’s current business model. With respect to state securities laws, 48 states treat life settlements as securities under state laws, although some states exclude from the definition of security the original sale from the insured or the policy owner to the provider. A majority of states include life settlements in their statutory definition of security, either directly in that definition, or as part of the definition of investment contract. As a practical matter, the widespread application of securities laws would burden us and other life settlement companies. To date, due to the manner in which we structure our activities and the availability, in some instances, of exceptions and exemptions under securities laws, such laws have not limited our business model to a significant extent. We cannot give assurance that our business would not be materially and adversely impacted by securities-based regulation.

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

Risks Relating to the Life Policies

The insured must have had an “insurable interest” in any policy we acquire.

General Principles. State insurance laws in the United States generally require that an insurance policy may be procured only by a person that has an “insurable interest” in the continuation of the life of the insured. In addition, some states may require that the beneficiary of an insurance policy have an insurable interest in the life of the insured during the entire time the insurance policy is outstanding. Whether the owner of a life policy or a beneficiary has an insurable interest in the insured is a question of applicable state law, based upon the concept that a person with an insurable interest is a person who has a continuing interest in the insured remaining alive. Typically this includes the insured himself, his spouse and children, certain entities, and in some states, other close relatives. In some jurisdictions, however, this could also include entities such as the insured’s employer or certain charitable institutions. A policy purchased by a person without an insurable interest may, depending on relevant state insurance law, be void, voidable by the issuing insurance company or subject to the claims of the insured’s presumptive beneficiaries, such as his or her spouse or other family members. Generally, state insurance law is clear that an individual has an insurable interest in his or her own life and may procure life insurance on his or her own life and may name any person as beneficiary (once again, with the exception of certain states, which may require the beneficiary to have an insurable interest). However, if a person purchases insurance on his or her own life for the benefit of a party which does not have an insurable interest for the purpose of evading the insurable interest laws, the purchase may be viewed under applicable state law as a sham and in violation of the insurable interest laws. Should the Company purchase a life policy that was originally issued to a person or entity or for the benefit of a beneficiary (if required) that did not have an insurable interest, it is possible that the Company may not have a valid claim for the proceeds of the life policy against the issuing insurance company upon the death of the applicable insured or that the life policy may be subject to a defect that could impair its enforceability, in which case the Company may lose part or all of its investment in such life policy.

Premium Financed Policies. Certain of the policies may have been purchased from persons or entities that financed the premiums on such policies. The existence of such premium finance loans may raise an issue as to insurable interest under certain applicable state laws. While it is generally accepted under state law that an individual has an insurable interest in his or her own life, it is possible that a court might construe the financing of a life policy and the structures used in connection therewith as an attempt to evade the requirement that an insurable interest exist at the time an insurance policy is issued. If the borrower in such transactions were found to have acted on behalf of the relevant finance company to procure an insurance policy, a court might find that the real party in interest is the finance company, which by itself would not have an insurable interest sufficient to support the acquisition of an insurance policy.

Future Legislative and Other Restrictions. The growth of the life settlement industry has spawned numerous cases regarding insurable interest. Adverse judicial decisions could redefine the parameters of insurable interest in one or more states. Additionally, one or more states could adopt legislation that would require a holder of an insurance policy to have an insurable interest in the insured both at the time a policy is purchased and at the time of death of the insured. In such event, the Company will not have an insurable interest in the insured’s under the life policies acquired by the Company. If such legislation were to be adopted without a “grandfathering” provision (i.e., so as not to be applicable to insurance policies then in force), the Company might be unable to collect the proceeds on the deaths of the insured’s under life policies purchased prior to the enactment of such legislation.

Delay in Payment or Non-Payment of Proceeds from Life Policies.

Our revenues depend upon the receipt of the death benefits anticipated to be received by the Company with respect to the life policies. Upon the death of an insured, the issuing insurance company may deny or delay payment based upon a contract dispute or its insolvency. A number of arguments may be advanced by former beneficiaries under any life policy or by the issuing insurance company to deny or delay payment to the Company of the proceeds of a policy following an insured’s death, including arguments related to lack of mental capacity of the insured or applicable periods of contestability or suicide provisions. Delay for any reason in the Company’s ability to collect the death benefit under any life policy following the death of the insured could diminish the amount of the Company’s earnings.

A death certificate for the insured is also required to submit a claim under a life policy. If an insured disappears or dies outside of the United States, the Company may experience delays in collecting the death benefit under the related life policy because of difficulties in obtaining a death certificate acceptable to the issuing insurance company. If the death of an insured cannot be verified and no death certificate can be produced, the issuing insurance company may not pay the proceeds of a life policy until after the passage of a statutory period (usually five to seven years) sufficient to permit a presumption of death without proof.

Insolvency or Ratings Downgrade of the Issuing Insurance Company.

The majority of the life policies are issued by issuing insurance companies with financial strength ratings of at least “A” from A.M. Best Company Inc., a recognized insurance rating organization. However, even insurance companies with strong ratings could fail or have insufficient money to pay the owner of a life policy the proceeds upon the death of the insured. Life insurance company insolvencies occur mainly due to poor investment results, inadequate underwriting or reinsurance, a lack of diversified investments and fraud. This risk is mitigated by guarantee funds established by each state, which typically provide coverage ranging from $100,000 to $300,000 per claim depending on the state. These funds cover claims on insolvent life insurance companies. The guarantee fund for the state in which the issuing insurance company is domiciled would be the primary source for the payment of unsatisfied policy holder claims, with the guarantee fund of the state in which the beneficiary resides being a potential secondary source for any claim. Because the death benefit under a life policy will generally be much greater than the amount of any available state guarantee funds, a substantial portion of any claim might remain unpaid upon the insolvency of the issuing insurance company. Although state insurance departments have been able in certain cases to facilitate the purchase of the faltering company by a healthy insurance company, thereby continuing the coverage of the insured, there can be no assurance that this would occur should any particular issuing insurance company become insolvent.

If an issuing insurance company becomes insolvent or otherwise is unable to satisfy its commitments in respect of any life policies it has issued, the Company might receive little or no return on its investment in such life policies. Short of insolvency, a downgrade in the rating of the relevant issuing insurance company will also affect the value of any life policy issued by that company and, should the Company wish to sell the life policy prior to its maturity, any downgrade in the rating of the carrier would likely result in the Company receiving a lower price for such life policy.

Uncertainty of Life Expectancy.

Inherent Volatility. The investment returns of the Company are largely dependent upon the accuracy of the Company’s projections of the maturities of the life policies (i.e., the deaths of the insureds). The life policies were purchased or will be purchased using certain mortality assumptions with respect to the insureds set forth in the model. Life expectancies are estimates of the expected longevity of an insured and are inherently uncertain; particularly when the group of insureds covered is relatively small, as it is with the life policies. Different medical examiners use different methods which may result in different life expectancy projections for the same Insured. Variations in an insured’s life expectancy from those projected could result from, among other things: advances in medical treatment resulting in deaths occurring later than forecasted; inaccurate diagnosis or prognosis with respect to certain medical conditions; improved living habits resulting in better health; or fraud or misrepresentation by the insured. If an insured misrepresented his or her age, the death benefit payable under the relevant life policy could be decreased.

The independent physicians on whom the Company life policies consultant relied to assist it in estimating the life expectancies of the insureds did not personally perform a physical examination of any of the insured’s. The independent physicians instead based their conclusions on a review of each insured’s’ medical records, the reports provided to them by the attending physician with whom they are authorized to communicate by the insured, and on certain actuarial assumptions. Thus, the Company depends on third party information to predict estimated life expectancies. In addition, the development of cures for, or vaccines against, terminal and chronic illnesses, or the development of new drugs or other treatments, could extend the life expectancies of individuals with such illnesses, could have a material adverse effect on an investor’s rate of return. In general, life expectancy is not an exact science.

Revisions to Estimates by Major Providers. In September 2008, 21st Services, one of the major U.S. providers of life expectancy estimates, revised its mortality tables by increasing average life expectancy from 20 to 25% to reflect Americans’ increasing life spans. In November 2008, AVS Underwriting, another major provider of life expectancy estimates, lengthened its mortality tables by almost 16%. A third provider, ISC Services, followed in early January 2009, with an increase of approximately 4%. Examination Management Services, Inc. announced that, effective February 2, 2009, it was revising its mortality tables to an undisclosed extent to reflect not only the increase in longevity in the general U.S. population revealed by the Society of Actuaries’ 2008 Valuation Basic Table (“VBT ”), but also to include different patterns of mortality between the life insurance and life settlement industries. [Press release of Examination Management Services, Inc. dated January 30, 2009 posted on the Internet at  http://www.emsinet.com .] Several other providers of life expectancy estimates, including Fasano Associates, have stated that they do not anticipate revising their tables. As a result of the increases in life expectancy reflected in the mortality tables developed by most of the major providers of life expectancy estimates, the process for individual life insurance policies and for portfolios of life settlements have declined. While these revisions in life expectancy estimates have been taken into account in the preparation of the model by the life policies consultant, no assurance can be given that there will not be additional changes to the life expectancy estimates developed by the major providers that indicate further increases in longevity. If the mortality tables were so revised, the value of life settlements in general would decrease, including the life policies owned by the Company, which would, in turn, adversely affect the Company’s ability to sell policies and the sale price it would receive for such policies, should it need to do so.

Lawsuits by Former Beneficiaries.

There is the possibility that a former beneficiary may challenge the transaction pursuant to which a life policy was originally sold, claiming it is void because of undue influence, duress, or lack of capacity on the part of the insured. The Company’s requirements for the execution of a beneficiary waiver or the affidavit regarding the owner’s intent to dispossess the current beneficiary will be instrumental in avoiding such challenges. As the Company has limited operating experience relating to the purchase of life settlements, it has no experience or limited experience related to the handling of such a claim by a prior beneficiary.

Fraudulent Activities of the Insured.

Although the Company will have conducted certain due diligence in advance of funding the acquisition of the life policies, there is a risk that the Company has been or will be defrauded. Among other types of fraud that may exist, an insured may have misrepresented the status of the insured’s health, may fail to disclose all beneficiaries, may misrepresent the amount of premiums that have been paid or are payable in the future or may sell a policy to more than one purchaser. In the event that brokers or owners submit inaccurate life settlement information to consultants, the Company may not be able to uncover the presence of defects through the due diligence process. Accordingly, the Company may incur losses as a result of such breaches of representations and warranties. If the Company is subject to such fraud, the Company’s funds available for distribution would be expected to be adversely affected.

Risks Related to Ownership of our Common Stock

If a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically which could negatively impact a shareholder’s investment in our common stock.

Although there is currently a minimal market for our common stock, if a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•

variations in our quarterly operating results;

•

announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•

general economic slowdowns;

•

sales of large blocks of our common stock;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

fluctuations in stock market prices and volumes;

•

concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock.

Failure to achieve and maintain effective internal controls in accordance with Section 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and operating results and stockholders could lose confidence in our financial reporting.

Effective internal controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be adversely affected. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires increased control over financial reporting requirements, including annual management assessments of the effectiveness of such internal controls and will in the future be required to provide a report by our independent registered public accounting firm addressing these assessments .  Failure to achieve and maintain an effective internal control environment, regardless of whether we are required to maintain such controls, could also cause investors to lose confidence in our reported financial information, which could have a material adverse effect on our stock price.

The Company does not intend to pay dividends to its stockholders, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not project paying dividends to its common stock shareholders, but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors in the Company’s securities should not expect to receive dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company, if and when a market for such shares develops. Furthermore, even if a market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid by an investor.

The potential sale of a significant number of shares could encourage short sales by third parties and could depress our common stock and could have a dilutive effect.

Because there is no current public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If  stockholders sell a significant number of shares of  our  common stock, the market price of our common stock may decline.

If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by current stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. When permitted by Rule 144, sales under Rule 144 may be limited by the availability of current public information about us and, for selling shareholders who are affiliates, by limits on the number of shares which may be sold over certain periods of time, as well as by certain manner of sale provisions and notice requirements.

Historically, the SEC has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers, like us, that have been at any time previously a shell company. If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

Our stock is thinly traded, so shares may be unable to be sold at or near the quoted bid prices if a significant number of shares need to be sold.

Although the shares of our common stock are quoted on the OTC Bulletin Board, there has been very limited trading in our shares, meaning that the number of persons interested in purchasing our common shares at any given time has been relatively small or non-existent.  This situation is attributable to a number of factors, including the fact that we are a new company, our business is still in the development stage, and that we are small company which is unknown to stock analysts, stock brokers, institutional investors and others in the investment community that generate or influence sales volume.  Even if we came to the attention of such persons, they tend to be risk-averse and would be reluctant to follow an unproven, early stage company such as ours or purchase or recommend the purchase of our shares until such time as we became more seasoned and viable.  As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price.  We cannot give any assurance that a broader or more active public trading market for our common shares will develop or be sustained, or that current trading levels will be sustained.

The market price and trading volume of shares of our common stock may be volatile.

The market price of our common stock could fluctuate significantly for many reasons, including for reasons unrelated to our specific performance, such as reports by industry analysts, investor perceptions, or negative announcements by customers, or competitors regarding their own performance, as well as general economic and industry conditions. In addition, when the market price of a company’s shares drops significantly, stockholders could institute securities class action lawsuits against the company. A lawsuit against us could cause us to incur substantial costs and could divert the time and attention of our management and other resources.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

As a public reporting company, we are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. Any failure of these controls could also prevent us from maintaining accurate accounting records and discovering accounting errors and financial frauds.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.   For example, as reported in our periodic reports filed with the SEC, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2009, and August 31, 2010.  Based on those evaluations, we concluded that, as of each of the foregoing dates, our disclosure controls and procedures were not effective because, among other things, we do not have sufficient segregation of duties within accounting functions (primarily due to the size of our Company). Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock may be considered a “penny stock,” and thereby be subject to additional sale and trading regulations that may make it more difficult to sell.

Our common stock may be a “penny stock” if it meets one or more of the following conditions (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on the Nasdaq Capital Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company that has been in business less than three years with net tangible assets less than $5 million.

The principal result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the  Securities Exchange Act of 1934.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  Compliance with these requirements may make it more difficult and time consuming for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

As an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

If securities or industry analysts do not publish research or reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The future trading market for our common stock will be influenced in part by any research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and other securities and their trading volume to decline.

We do not foresee paying cash dividends in the foreseeable future and, as a result, our investors’ sole source of gain, if any, will depend on capital appreciation, if any.

We do not plan to declare or pay any cash dividends on our shares of common stock in the foreseeable future and currently intend to retain any future earnings for funding growth.  As a result, investors should not rely on an investment in our securities if they require the investment to produce dividend income.  Capital appreciation, if any, of our shares may be investors’ sole source of gain for the foreseeable future.  Moreover, investors may not be able to resell their shares of our common stock at or above the price they paid for them.

 If we are deemed to be an issuer of “penny stock”, the protection provided by the federal securities laws relating to forward looking statements will not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, if we are a penny stock, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Financial Industry Regulatory Authority (FINRA) sales practice requirements may also limit a stockholder’s ability to buy and sell our common stock.

FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit investors’ and shareholders’ ability to buy and sell our stock and have an adverse effect on the market for our shares.

Past activities of our company and its affiliates may lead to future liability for our company.

Prior to June 2010, we engaged in businesses unrelated to our current operations.  Although certain previously controlling stockholders of our company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with our prior activities, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our company.

ITEM 2.  PROPERTIES.

Our executive offices are located at 45 Broadway, 6th Floor, New York, New York 10006, and consist of 2,450 square feet. We believe that our property is adequate for our current and immediately foreseeable operating needs. Our rent obligation for the twelve months ending August 31, 2011 is $82,888.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of our business, we may periodically become subject to various lawsuits. However, to our knowledge, we are not a party to any pending or threatened material legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER   PURCHASES OF EQUITY SECURITIES.

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol "SMGN" on May 18, 2009. From May 18, 2009 through September 26, 2010, our trading symbol was SMGN.OB and since September 26, 2010 our trading symbol has been ALSO.OB. To date, there has not been an active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

Common Stock
	$ HIGH	$ LOW
Fiscal Year Ending August 31, 2010
Fourth Quarter	.70	.10
Third Quarter	.10	.10
Second Quarter	.11	.10
First Quarter	.10	.10
Fiscal Calendar Year Ending August 31, 2009
Fourth Quarter	.10	.10
Third Quarter	.10	.10

As of December 13, 2010 there were 81,780,007 shares of common stock issued and held of record by approximately 50 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to Board of Directors and stockholders approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 whereby it reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company.  Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan.  Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan.  Restricted Stock may also be granted under the Plan.  As of August 31, 2010, grants of 850,000 shares of Restricted Stock have been made to our officers and directors.

The following table sets forth information as of August 31, 2010, with respect to compensation plans under which shares of our common stock may be issued.

Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders		$
Equity Compensation Plans Not Approved by Security Holders	-0-		9,150,000

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended August 31, 2010.

Recent Issuances Involving Unregistered Securities

In connection with the Common Stock Purchase Agreement between Belmont Partners, LLC, the then principal stockholder of the Company, and YSY Enterprises, Inc., the Company issued an additional 565,000 (post split) shares of common stock to an assignee of  Belmont.

On June 1, 2010 we entered into a consulting agreement with Coventry Consulting Group, LLC. In consideration thereof, we issued to Coventry a warrant to purchase an aggregate of 6,000,000 shares of common stock at an initial exercise price of $.01 per share, which warrant expires on June 1, 2015.

 Commencing in July 2010, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we have sold to date an aggregate of (i) 26,750 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 26,750 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

ITEM 6.  SELECTED FINANCIAL DATA

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us.   Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the risks outlined under Item 1A,” RISK FACTORS ” and matters described in this Annual Report generally.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our financial statements and the related notes appearing elsewhere in this Report. This discussion and analysis may contain forward-looking statements based on assumptions about our future business. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under “Risk Factors” and elsewhere in this Report.

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

•

actual or anticipated fluctuations in our quarterly and annual operating results;

•

actual or anticipated product constraints;

•

decreased demand resulting from changes in laws;

•

product and services announcements by us or our competitors;

•

loss of any of our key executives;

•

regulatory announcements, proceedings or changes;

•

competitive product developments and legal developments;

•

any business combination we may propose or complete;

•

any financing transactions we may propose or complete; or

•

broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Plan of Operations

Our plan of operations for the next twelve months is to complete the following objectives:

We plan on raising an aggregate of up to $60 million through the sale of shares of Series A  Preferred Stock bearing a 12.5% dividend and additional warrant coverage. We anticipate purchasing life insurance policies over the next twelve months with an aggregate life insurance face value of up to approximately $700,000,000. As of August 31, 2010, we have purchased 5 policies with an aggregate face value of $$40,000,000 and are currently reviewing other policies. We intend to only purchase policies that are past the two year contestability period. Our general and administrative expenses currently are $126,150 a month (including salaries) and we expect that by the end of the year our expenditures will stabilize at $130,000 a month. We have sufficient capital raised to finance those operating costs for the next 12 months.

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to Fiscal Year ended August 31, 2009

ABSOLUTE LIFE SOLUTIONS, INC.

	Year Ended August 31, 2010	Year Ended August 31, 2009
Income
	0	0
Total Income	0	0
Expense
Selling, General and Administrative	(961,536)	(69,150)

Net income/(loss) from operations	(961,536)	(69,150)

Other Income
Unrealized Gain/Loss	5,047,921	0
Life Insurance Premiums	(264,450)	(0)

Net gain/(loss) before tax	3,821,935	(69,150)

Deferred tax expense	(1,524,558)	0

Net income(loss)	2,297,377	(69,150)
Net Gain/Loss Per Share- Basic and Diluted	.03	(.01)
Weighted average number of common shares outstanding - Basic	80,060,000	80,060,000
Weighted average number of common shares outstanding - Diluted	80,133,973	80,060,000

See accompanying summary of accounting policies and notes to the financial statements.

Revenues. For the fiscal year ended August 31, 2010 we had revenues of $0. We had no operating revenues since our inception September 7, 2006 to August 31, 2010.

Expenses. For the fiscal year ended August 31, 2010, we incurred $961,536 in expenses, which consisted primarily of a $564,751 expense related to consulting fees and $104,385 to professional fees. Our normal general and administrative expenses accounted for the balance. Our expenses in the year ended August 31, 2009 were $69,150. The company did not have active operations during the fiscal year ending August 31, 2009 and the expenses were related to accounting and legal necessary to remain an active listed public company.

Other Items. For the fiscal year ended August 31, 2010, we incurred $5,047,921 in net gain on investments in life settlement contracts. The Company did not have active operations during the fiscal year ending August 31, 2009.

Income Tax Expense. For the fiscal year ended August 31, 2010, we incurred $1,524,558 in deferred income tax expense. We did not recognize any income tax expense for the period from September 7, 2006 to August 31, 2009.

The Company did not have significant operations until June 2010. General and administrative expenses were paid for by past management. In January 2010 all debt to management was forgiven and marked as such on our books. In fiscal 2010, the Company commenced active operations. In connection therewith, we entered into a lease on office space, furnished those offices, hired key employees and begun to raise additional capital.

Liquidity and Capital Resources

At August 31, 2010 we had cash and cash equivalents of $5,698,525 and current liabilities of  $362,896.

As of December 13, 2010, the Company has raised $26,750,000 through the sale of 26,750 shares of Series A Preferred Stock and $250,000.00 from loan proceeds. The Company is seeking to sell, in a private placement an additional 33,250 shares of Series A 12.5% Convertible Preferred Stock. If completed this would result in an additional $33,250,000in financing.

During the next twelve months we anticipate that we will not generate significant cash income from operations. We expect to continue to build a portfolio of life settlements (life insurance policies that have been bought from third parties) that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. We expect to raise additional funds to continue to build this portfolio through debt or subsequent equity offerings. As our portfolio matures, we expect that our capital needs will subside.

Off-Balance Sheet Arrangements

We are not a party to any off-balance sheet arrangements, and we do not engage in trading activities involving non-exchange traded contracts. In addition, we have no financial guarantees, debt or lease agreements or other arrangements that could trigger a requirement for an early payment or that could change the value of our assets.

“Going Concern” Qualification

We currently have sufficient funds on hand to fund our anticipated on-going operating expenses. We do not have any bank credit lines. We do not anticipate that we will have sufficient cash to fund our working capital needs until July 2011, at the earliest.  We may continue to seek additional financing from various sources, including from the sale of convertible debt or equity securities. We have not yet identified, and cannot be sure that we will be able to obtain any additional funding from either of these sources, or that the terms under which we may be able to obtain such funding will be beneficial to us.  The Company’s cash flow requirements to date  have been met by infusion of capital and debt financing. No assurance can be given that these sources of financing will continue to be available. If the Company is unable to generate profits, or unable to obtain additional funds for its working capital needs, it may have to cease operations. If we do not obtain sufficient additional funds in the near future, we will not be able to fully implement our business plan and may have to suspend some of our operations, scale down our current and proposed future operations or, if those actions are not sufficient, terminate our operations.

Investment in Policies

We purchase interests in policies to hold for investment purposes. On March 27, 2006, ASC 325-30, Investments in Insurance Contracts, was issued. The ASC states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor recognizes the initial investment at the purchase price. In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We have chosen to use the fair value method.

The table below describes the Investment in Insurance Contracts account at August 31, 2010.

Remaining Life Expectancy (in years)	Number of Life Settlement Contracts	Carrying Value		Face Value
0-1		$		$
1-2
2-3
3-4
4-5
Thereafter	5		12,313,897		40,000,000
Total	5		$12,313,897		$40,000,000

Remaining life expectancy for year 0-1 includes all policies that have exceeded their original life expectancy plus those policies that are scheduled to reach their original life expectancy during the next 12 months. Remaining life expectancy is based on original life expectancy estimates and is not an indication of expected maturity. Actual maturity dates in any category may vary significantly (either earlier or later) from the remaining life expectancies reported above. Premiums to be paid for each of the five succeeding fiscal years to keep the life settlement contracts in force as of August 31, 2010, are as follows.

2011	$2,204,487
2012	2,411,500
2013	2,411,500
2014	2,411,500
2015	2,411,500
Thereafter	26,540,872
Total estimated premiums	$38,391,359

Critical Accounting Policies

The discussion and analysis of our financial condition presented in this section is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our financial statements and related disclosures requires us to make estimates, assumptions and judgments that affect the reported amount of assets, liabilities, revenue, costs and expenses, and related disclosures. We believe that the estimates, assumptions and judgments involved in the accounting policies described below have the greatest potential impact on our financial statements and, therefore, consider these to be our critical accounting policies. On an ongoing basis, we will evaluate our estimates and judgments and the related financial statement impact.

Among the estimates we have made in the preparation of the financial statements is an estimate of our cash flows in making the disclosures about our liquidity in this report. As an exploration stage company, many variables may affect our estimates of cash flows that could materially alter our view of our liquidity and capital requirements as our business develops.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Going Concern Consideration

These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should we be unable to continue as a going concern. Our audited financial statements have been prepared assuming we are a “going concern”. We will continue to implement our business plan, attempt to raise debt and/or equity based capital from related parties and/or third parties and seek out the most efficient processes that will allow for the generation of positive cash flows. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Income Taxes

A reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2010	2009
Income (loss) before income tax	$ 3,821,935	$ (69,150)
Statutory tax rate	35%	35%

Income tax expense (recovery)	1,337,077	(24,203)
Permanent differences	223,104	6,642
Change in valuation allowance	(36,223)	17,561

Income tax expense	$ 1,524,558	$ -

Income tax expense:

	2010	2009
Current	$ -	$ -
Future	1,524,558	-

Income tax expense	$ 1,524,558	$ -

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2010	2009
Non-capital loss carryforwards	$ 147,651	$ (36,223)
Equipment	2,006	-
Other	(1,674,215)	-

	(1,524,558)	(36,223)
Valuation allowance	-	36,223

Future income tax liability	$ (1,524,558)	$ -

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the reliability of future tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. Where management does not believe that realization is more likely than not, a valuation allowance is provided.

The Company has non-capital income tax loss carry forwards of approximately $421,859 available to reduce future years’ taxable income. These losses arose from the following years:

2010
2007	$ 9,674
2008	43,647
2009	50,172
2010	318,366

$ 421,859

The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions..

Recent Accounting Pronouncements

In January 2008, the SEC released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the staff of the SEC (the “Staff”) acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. We do not expect its adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows

In January 2010, the FASB issued new accounting guidance which requires additional disclosures regarding certain assets including Level 1 and Level 2 fair value measurements as well as requiring presentation on a gross basis of information about purchases, sales, issuances and settlements in Level 3 fair value measurements. The guidance also clarifies existing disclosures regarding level of disaggregation, inputs and valuation techniques. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2009. Disclosures about purchases, sales, issuances and settlements and the roll forward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010.

The following table provides an analysis of financial instruments owned by the Company that are measured subsequent to initial recognition at fair value, grouped into levels 1 to 3 based on the degree to which fair value is observable:

Level 1 fair value measurements are those derived from quoted prices (unadjusted ) in active markets for identical assets or liabilities;

Level 2 fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

	Level 1	Level 2	Level 3
Cash	$ 3,498,525	-	-
Accounts payable	$ 362,896	-	-
Due to related party	$ -	-	-

There were no significant transfers between Level 1 and Level 2 during the year.

Reconciliation of Level 3 fair value measurements of financial assets:

Unquoted Life Settlement policies
Opening balance			$ -
Purchases			7,265,976
Net gain in profit (Note 3)			5,047,921

Closing balance			$ 12,313,897

There were no transfers out of Level 3 during the year

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our financial statements beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no disagreements with our accountants since our formation that are required to be disclosed pursuant to Item 304(b) of Regulation S-K.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Management's Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company.  The Company maintains processes  designed  by, or under the  supervision  of the  Company's management,  including but not limited to the Company's Chief Executive Officer and Chief Financial Officer or persons performing similar functions,  and effected by the Company's board of directors,  management  and other  personnel,  to provide  reasonable  assurance regarding  the  reliability  of  financial  reporting  and  the  preparation  of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable  detail  accurately and fairly reflect the  transactions  and  disposition  of the assets of the Company;  (ii) provide reasonable  assurance  that  transactions  are  recorded as  necessary to permit preparation  of financial  statements  in  accordance  with  generally  accepted accounting principles (“GAAP”),  and that  receipts and  expenditures  of the issuer are being made only in accordance with  authorization of management and directors of the Company;  and (iii) provide  reasonable  assurance  regarding  prevention or timely  detection  of  unauthorized  acquisition,  use  or  disposition  of  the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended August 31, 2010. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

•

Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

•

The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Our internal control over financial reporting was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

There were no changes in the Company's internal control over financial reporting that occurred during the last fiscal quarter, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended August 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

On February 21, 2010, Chaim Kahan resigned as President, Director, Secretary and Treasurer. On February 21, 2010, the Board elected Moshe Oratz as a Director and as President and Chief Executive Officer. On May 19, 2010, Avrohom Lowy and Chaim Loeb were elected as directors. On May 27, 2010, the Board elected Avrohom Oratz as Treasurer and Principal Financial Officer and Yossi Rasp as Secretary. The following individuals constitute our Board of Directors and executive officers as of the date of this prospectus:

Name	Age	Position(s)
Moshe Oratz	35

President, Chief Executive Officer and Director. Mr. Oratz attended Touro College and Yeshiva University. He was previously the President of Cambridge Life Settlements LLC, a privately held life settlement intermediary and has been involved, for in excess of 5 years, in various aspects of the life settlement industry. Mr. Oratz, and entities with which he was affiliated, have been involved in transactions related to life insurance policies having a face value in excess of $1 billion.

Avrohom Oratz	27

Treasurer and Principal Financial Officer, was employed from 2007 to 2010 by Platinum Human Resource Management, a privately owned company with $250M of revenue, as Corporate Controller. Platinum is a full service human resource services firm with offices in New York, Florida, Alabama and California. As Controller, Mr. Oratz designed and implemented a comprehensive fraud protection program, with processes and procedures that protect clients' financial integrity. Mr. Oratz played a key role in the establishment of Normandy Harbor Insurance Company, specializing in Workers' Compensation coverage and comprehensive Risk Management Programs.

Yossi Rasp	33

Secretary, has extensive experience in both the life settlements industry and the securities markets. He was previously responsible for overseeing compliance and reporting for various life settlement policy groups, and dealing with private equity and family offices.  Mr. Rasp has been involved in public market analytics since 1998.  He attended Touro College as a Finance and Accounting Major.

Directors
Abraham Lowy	31

Director, is an attorney who has an extensive practice representing corporate real estate investors in the acquisition, development and leasing of commercial and retail properties, including office buildings, condominium developments, shopping centers, nursing homes and warehouses. Mr. Lowy also counsels clients in matters pertaining to banking and financing transactions, including mortgage loans, mezzanine loans, construction loans and credit facilities. Mr. Lowy received his Juris Doctorate degree from Brooklyn Law School, and is admitted to the bars of the states of New York and New Jersey.

Chaim Loeb	42

Director, has been an insurance broker since 1994. He serves as the President of Loeb Insurance Brokerage, Inc. and Cornell Insurance Services. He is licensed in Life and Health Insurance from the State of New York: He is a graduate of the Rabbinical College Zichron Moshe of New York.

Code of Ethics

We intend to adopt a code of ethics that applies to our officers, directors and employees, including our Chief Executive Officer and Principal Accounting Officer, but have not done so to date due to our relatively small size.

Board Committees

Committee of the Board of Directors

The Board of Directors will establish an Executive Committee authorized to exercise the powers of directors between regular meetings, a Compensation Committee that recommends salaries and incentive compensation for executive officers of the Company and an Audit Committee that reviews the results and scope of the audit and other services provided by the Company’s independent auditors. The Audit Committee will meet with the independent auditors, receive recommendations or suggestions for changes in accounting procedures and initiate or supervise any special investigations it many choose to undertake.

We expect that we will add additional executive officers and directors to the Board of Directors in the next twelve months but have not entered into any discussions with any prospective officers and directors.

Director Compensation

Our directors currently do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. We intend to compensate independent directors for their service on the Board and any Committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies.

2010 Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 (the “Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan.  At August 31, 2010, grants of 850,000 shares of Restricted Stock have been made to our officers and directors.

The Board of Directors of the Company or a Compensation Committee will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

Incentive stock options may be granted under the Equity Plan only to employees of the Company and its affiliates.  Employees, directors and consultants of the Company and its affiliates are eligible to receive all other types of awards under the Equity Plan.  No incentive stock option may be granted under the Equity Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

Directors’ and Officers’ Indemnity

We have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the annual compensation and long-term compensation awards for the fiscal year ended August 31, 2010 for Moshe Oratz and Avrohom Oratz during the fiscal year ended August 31, 2010.

Name and principal position	Year	All Other Compensation($)	Total ($)
Moshe Oratz
President, Chief Executive Officer	$ 62,500		$62,500
Avrohom Oratz
Treasurer, Chief Financial Officer	$37,500	3,000	$40,500

The Company has entered into two formal written employment agreements with our executive officers. Employment agreements dated June 1, 2010 have been entered with each of Moshe Oratz and Avrohom Oratz (collectively, the “Executives”).

Pursuant to their respective employment agreements, Mr. Moshe Oratz serves as our President and Chief Executive Officer at an annual salary of $250,000 and Mr. Avrohom Oratz serves as our Treasurer at an annual salary of $150,000.  Both of these agreements run through June 1, 2013. The agreements entitle these executives to receive a net year-end performance bonus, based on performance measurements approved by the independent Directors, as well as certain other benefits. These executives are also subject to non-competition and confidentiality requirements. We may terminate these agreements at any time for cause.

Pursuant to the terms of each of the Agreements, upon a change of control of the Company, and upon a fundamental adverse change occurring in the employment of the particular Executive without the agreement of that Executive, the Executive has the option to terminate his employment and the Agreement, triggering the payment of a termination package consisting of an amount equal to the Executive’s base salary for the balance of the term, subject to any withholdings or deductions required by law.

Mr. Moshe Oratz beneficially owns approximately 43% of the outstanding common stock of the Company. Mr. Avrohom Oratz is the brother of Mr. Moshe M. Oratz.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of August 31, 2010 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Moshe Oratz (2) (3)	35,537,500	43%

Avrohom Oratz (2)	250,000	(4)

Abraham Lowy 1255 East 35th St Brooklyn, New York	50,000	(4)

Chaim Loeb 1334 East 32 Street Brooklyn, New York	50,000	(4)

All Directors and Officers as a Group	35,887,500	44%

(1)

Based on 81,780,007 shares of common stock outstanding

(2)

The address for each of these persons is 45 Broadway, New York, New York 10006

(3)

Mr. Oratz is the sole member of CS Master Holdings LLC, which owns 35,037,500 shares of Common Stock. Mr. Oratz disclaims ownership in 16,000,000 shares held by trusts for the benefit of his children, and administered by trustees.

(4)

Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Moshe Oratz beneficially owns approximately 43% of the outstanding common stock of the Company. Mr. Avrohom Oratz is the brother of Mr. Moshe M. Oratz.

Mr. Moshe Oratz, the President of the Company, previously served as the President of Cambridge Life Settlements LLC (“Cambridge”), a licensed life settlement broker. Cambridge and its affiliates served as an intermediary and provided financial and brokerage services for various life settlement transactions. Certain purchasers of Series A Preferred Stock and other financial intermediaries provided credit line facilities to Cambridge and its affiliates. The Company may, in the normal course of business, maintain relationships with one or more of the purchasers and financial intermediaries.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2010	Year Ended August 31, 2009
Audit Fees	25,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	25,000	$11,000

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this report on Form 10-K:

    1. Financial Statements. The audited consolidated financial statements of Absolute Life Solutions, Inc. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this annual report on Form 10-K, including the notes thereto and the report of our independent registered public accounting firm.

    2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in our audited consolidated financial statements or the notes thereto.

    3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K:

Exhibit Number	Description
3.2	By-Laws (1)
3.3	Restated and Amended Articles of Incorporation (2)
3.4	Form of Certificate of Designation for Series A Convertible Preferred Stock(2)
10.3	Form of Securities Purchase Agreement(3)
10.4	Form of Warrant(3)
10.5	Form of Registration Rights Agreement(3)
10.6	Employment Agreement with Moshe Oratz, dated June 1, 2010(3)
10.7	Employment Agreement with Avrohom Oratz, dated June 1, 2010(3)
10.8	2010 Equity Incentive Plan(3)
10.9	Consulting Agreement with Coventry Consulting Group, LLC
31.1	Certification Of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
31.2	Certification Of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350

(1)

Included as an exhibit to our Registration Statement on Form SB-2 filed on December 24, 2007

(2)

Included as an exhibit to our Form 10-Q filed on July 15, 2010

(3)

Included as an exhibit to our Form 8-K filed on July 26, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

December 14, 2010	/s/ Moshe Oratz
Moshe Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Moshe Oratz
Moshe Oratz	President and Chief Executive Officer (Principal Executive Officer)	December 14, 2010
/s/ Avrohom Oratz
Avrohom Oratz	Treasurer and Chief Financial Officer (Principal Financial Officer)	December 14, 2010
/s/ Chaim Loeb
Chaim Loeb	Director	December 14, 2010

/s/ Abraham Lowy
Abraham Low	Director	December 14, 2010

ABSOLUTE LIFE SOLUTIONS INC.

(FORMERLY SHIMMER GOLD, INC.)

FINANCIAL STATEMENTS

AUGUST 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Absolute Life Solutions Inc. (formerly Shimmer Gold, Inc.):

We have audited the accompanying balance sheets of Absolute Life Solutions Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Absolute Life Solutions Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated positive cash flows from operations, has incurred losses in developing its business, and further losses may occur.  The Company requires additional funds to finance its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DALE MATHESON CARR-HILTON LABONTE LLP

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 13, 2010

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)
BALANCE SHEETS

	August 31,	August 31,
	2010	2009

ASSETS

Current
Cash	$3,498,525	$-
Prepaids and deposits (Note 3)	2,287,651	1,000

	5,786,176	1,000
Equipment (Note 4)	114,036	-
Deposits	56,688	-
Investment in Life Settlement contracts (Note 3)	12,313,897	-

	$18,270,797	$1,000

LIABILITIES

Current
Accounts payable	$362,896	$35,331
Due to related party (Note 5)	-	17,142

	362,896	52,473
Deferred income tax payable (Note 12)	1,524,558	-
	1,887,454	52,473

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A
12.5% convertible preferred stock (Note 6);
13,500 Series A issued and outstanding)
(2009 - Nil issued and outstanding)	3	-
Common stock ($0.00001 par value; 500,000,000 authorized (Note 7);
80,060,000 issued and outstanding)
(2009 - 80,060,000 issued and outstanding)	801	801
Additional paid-in capital	14,249,935	112,499
Deficit accumulated during the exploration stage	(164,773)	(164,773)
Retained earnings	2,297,377	-
	16,383,343	(51,473)

	$18,270,797	$1,000

Contingency and commitments (Notes 1 and 10)

Subsequent events (Note 13)

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)
STATEMENTS OF OPERATIONS

	Year ended	Year ended
	August 31,	August 31,
	2010	2009

EXPENSES
Advertising	$30,700	$-
Amortization	5,731	-
Consulting fees (Note 7)	564,751	1,907
Interest	1,444	-
Management fees (Note 5)	6,000	12,000
Mineral property expenditures (Note 8)	-	6,978
Office and miscellaneous	84,771	1,844
Professional fees	104,385	43,871
Rent	7,535	-
Transfer agent and filing fees	2,903	2,550
Wages and benefits	153,316	-
Net loss before other items and tax	(961,536)	(69,150)

Other items
Net gain on investment in Life Settlement contracts (Note 3)	5,047,921	-
Life insurance premiums (Note 3)	(264,450)	-
	4,783,471	-

Income (loss) before income taxes	3,821,935	(69,150)
Income tax expense (Note 12)	(1,524,558)	-

Net income (loss)	$2,297,377	$(69,150)

Basic and diluted earnings (loss) per common share	$0.03	$(0.01)

Basic weighted average number of shares outstanding	80,060,000	80,060,000
Diluted weighted average number of shares outstanding	80,133,973	80,060,000

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)
STATEMENTS OF CASH FLOWS

	Year ended	Year ended
	August 31,	August 31,
	2010	2009

OPERATING ACTIVITIES
Net income (loss)	$2,297,377	$(69,150)
Non-cash items:
Amortization	5,731	-
Consulting fees	564,751	-
Donated services - management fees	6,000	12,000
Common stock issued for mineral property	-	-
Net gain on investment in Life Settlement contracts	(5,047,921)	-
Accrued premiums	244,540	-
Deferred income taxes	1,524,558	-
Changes in non-cash working capital:
Prepaids	(64,967)	(1,000)
Accounts payable and accrued liabilities	70,037	29,578
Due to related party	5,846	17,142

Net cash used in operating activities	(394,048)	(11,430)

INVESTING ACTIVITIES
Prepaids and deposits	(2,221,684)	-
Purchase of equipment	(119,767)	-
Purchase of Life Settlement contracts	(7,265,976)	-

Net cash used in investing activities	(9,607,427)	-

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	13,500,000	-

Net cash provided by financing activities	13,500,000	-

Change in cash	3,498,525	(11,430)

Cash, beginning	-	11,430

Cash, ending	$3,498,525	$-

Supplemental disclosures of cash flow information (Note 9)

Cash paid for:
Interest	$1,444	$-
Income taxes	$-	$-

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)
STATEMENT OF STOCKHOLDERS' EQUITY

						Deficit
						accumulated
						during the
	Preferred stock		Common stock		Additional	exploration	Retained
	Number	Amount	Number	Amount	paid-in capital	stage	earnings	Total

Balance, August 31, 2008	-	$ -	80,060,000	$ 801	$ 100,499	$ (95,623)	$ -	$ 5,677

Donated services	-	-	-	-	12,000	-	-	12,000
Net loss	-	-	-	-	-	(69,150)	-	-

Balance, August 31, 2009	-	-	80,060,000	801	112,499	(164,773)	-	(51,473)

Settlement of debt	-	-	-	-	66,688	-	-	66,688
Preferred stock issued for cash at $1,000 per share, July 22, 2010	3,500	1	-	-	3,499,999	-	-	3,500,000
Preferred stock issued for cash at $1,000 per share, August 6, 2010	5,000	1	-	-	4,999,999	-	-	5,000,000
Preferred stock issued for cash at $1,000 per share, August 31, 2010	5,000	1	-	-	4,999,999	-	-	5,000,000
Warrants issued for consulting services, at $0.01; June 1, 2010	-	-	-	-	564,751	-	-	564,751
Donated services	-	-	-	-	6,000	-	-	6,000
Net income	-	-	-	-	-	-	2,297,377	2,297,377

Balance, August 31, 2010	13,500	$ 3	80,060,000	$ 801	$ 14,249,935	$ (164,773)	$ 2,297,377	$16,383,343

On May 21, 2010, the Company effected a 10:1 forward stock split of its authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

1.

NATURE AND CONTINUANCE OF OPERATIONS

The Company was incorporated in the State of Nevada on September 7, 2006 and was in the business of the acquisition and exploration of mineral resources.

On May 21, 2010, the Company changed its name from Shimmer Gold, Inc. to Absolute Life Solutions, Inc. (the “Company”) and therefore commenced operations in the business of purchasing life settlement contracts for long-term investment purposes.

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and are presented in US dollars.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the impairment of long-lived assets, deferred income tax amounts and rates and timing of the reversal of income tax differences, the fair value of financial instruments and the determination of the variables used in the calculation of fair value of Life Settlement contracts.

Equipment

Equipment consists of computer hardware and furniture and is recorded at cost. Computer hardware and furniture are depreciated on a straight-line basis over their estimated lives of five years.

Life Settlement Contracts

An investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at  the purchase  price.  In subsequent  periods, the  investor shall  re-measure the  investment at  fair value in its entirety at each reporting period and shall recognize the change in fair value in the current period net income (or other performance indicators for entities that do not report in the period net income). Cash outflows for policy premiums and inflows for policy proceeds are also recorded in net income. The Company uses the fair value method to account for Life Settlement contracts.

The Company will recognize the difference between the death benefits and the carrying value of the policy when the Company determines that settlement and ultimate collection is reasonably assured.

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets might not be recoverable at the end of each reporting period.  Conditions that would necessitate an impairment assessment include a significant decline in the observable market value of an asset, a significant change in the extent of manner in which an asset is used, or a significant adverse change that would indicate that the carrying amount of an asset or group of assets is not recoverable.  For long-lived assets to be held and used, management measures fair value based on quoted market prices or based on discounted estimates of future cash flows.

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash, accounts payable and amounts due to related party are estimated to be equal to their carrying value. Investments in Life Settlement contracts are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations. It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments. (See Note 11).

Foreign Currency Translations

Foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders' equity; whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the year. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  Series A preferred convertible shares are not included in the calculation of basic earnings per share. Management believes the Series A preferred shares are “contingently issuable shares” and considers conditions for conversion of the Series A preferred shares to constitute a barrier to conversion as some time requirement or event has not been met or occurred.

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Earnings (Loss) per Share(cont’d…)

Under the treasury stock method, diluted earnings (loss) per share is calculated based upon the weighted average number of shares issued and outstanding during the year, adjusted by the total of the additional shares of common stock that would have been outstanding assuming conversion of all Series A preferred convertible stock with a par value of $0.00001, each of which is convertible into 100 outstanding shares of common stock at an initial conversion price of $1.00 per common share.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

To date the Company has not granted any stock options.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued guidance that establishes general standards of accounting for and disclosure of events that occur subsequent to the balance sheet date but before financial statements are issued. The statement defines two types of subsequent events (1) recognized subsequent events, which provide additional evidence about conditions that existed at the balance sheet date, and (2) non-recognized subsequent events, which provide evidence about conditions that did not exist at the balance sheet date, but arose before the financial statements were issued. Recognized subsequent events are required to be recognized in the financial statements, and non-recognized subsequent events are required to be disclosed. The adoption had no impact on the Company’s results of operations, financial position or cash flows.

In June 2009, the FASB issued the Accounting Standards Codification, which establishes a sole source of US authoritative GAAP. The Codification is meant to simplify user access to all authoritative accounting guidance by reorganizing US GAAP pronouncements into approximately ninety accounting topics within a consistent structure; its purpose is not to create new accounting and reporting guidance. The adoption of this guidance did not have an effect on the Company’s results of operations, financial position or cash flows.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3.

INVESTMENT IN LIFE SETTLEMENT CONTRACTS

The Company purchases Life Settlement contracts for long-term investment purposes and uses the fair value method to calculate its Life Settlement portfolio.

When using fair value to measure assets and liabilities that are not actively trading, the Company follows the principles that clarify methods for measuring fair value when pricing these assets and liabilities. Further, the Company follows standards for the fair value option, which permits all entities to choose to measure eligible items at fair value at specified election dates. These standards state that a business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date.

As of August 31, 2010 and 2009, the Company has the following investments in Life Settlement contracts:

	Number of contracts	Estimated fair value	Face value
2009	-	$ -	$ -
2010	5	$ 12,313,897	$ 40,000,000

For the years ended August 31, 2010 and 2009, the investments experienced an unrealized gain of $5,047,921 (2009 - $Nil) and the Company paid policy premiums of $264,450 (2009 - $Nil), of which $244,540 was recorded in accounts payable and accrued liabilities at August 31, 2010 (2009 - $Nil). The Company also prepaid premiums of $21,684 (2009 - $Nil). No life insurance policies were settled during the years ended August 31, 2010 and 2009.

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

3.

INVESTMENT IN LIFE SETTLEMENT CONTRACTS (cont’d…)

Recorded in prepaids and deposits is $2,200,000 towards the purchase of Life Settlement contracts, which were held in escrow at August 31, 2010 (2009 - $Nil). Funds are placed into escrow when the Company has made an offer for the acquisition of a Life Settlement policy or is contemplating making an offer.

The fair value of Life Settlement contracts is based on information available to the Company at period end. The Company considers the following factors in its fair value estimates: cost at date of purchase; recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer; standard actuarially developed mortality tables and industry life expectancy reports.

The fair value of the Life Settlement contracts are estimated using present value calculations. The following assumptions were used:

	2010	2009
Average age of insured	80 years	-
Average life expectancy	8 years	-
Expected premium growth	5%	-
Average maturity value	$8,000,000	-
Mortality rates	Standard life expectancy	-
Discount rate	11.8%	-

The assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculations are derived from valuation techniques that include inputs for the asset that are not based on observable market data. (See Note 11).

4.

EQUIPMENT

	2010			2009
	Cost	Accumulated amortization	Net book value	Cost	Accumulated amortization	Net book value
Computer hardware	$ 41,605	$ 1,780	$ 39,825	$ -	$ -	$ -
Furniture	78,162	3,951	74,211	-	-	-

	$ 119,767	$ 5,731	$ 114,036	$ -	$ -	$ -

5.

RELATED PARTY TRANSACTIONS

During the year ended August 31, 2010, the Company recorded $6,000 (2009 - $12,000) for donated services provided by the former President of the Company. This expense was recorded in additional paid-in capital.

As at August 31, 2010, the Company owed $Nil (2009 - $17,142) to the former President of the Company.  The amount owing was unsecured, non-interest bearing and does not have a fixed term for repayment.

During the year ended August 31, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia (Note 8). The gain of $22,987 on the debt settlement was recorded in additional paid in capital as it resulted from a transaction with a related party. The former President also paid $41,650 to settle the accounts payable for the Company and $2,050 prepaid for future filing fees. The gain of $41,650 on the accounts payable settlement and the $2,050 in prepaids were recorded in additional paid in capital as it resulted from a transaction with a related party.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

6.

PREFERRED STOCK

The total number of preferred stock authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.0001. These preferred shares have no rights to dividends, voting, profit sharing or liquidation.

Of the total preferred stock authorized, pursuant to Certificate of Designation dated July 22, 2010, 60,000 have been designated as Series A 12.5% convertible preferred stock, with a par value of $0.0001. During the year ended August 31, 2010, the Company issued 13,500 (2009 – Nil) shares of Series A convertible preferred stock. In connection with the issuance of each Series A convertible preferred stock, the Company issued 1,000 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price ranging from $2.00 - $4.00 per share of common stock.

These Series A convertible preferred stock were issued at $1,000 per share and each Series A convertible stock is convertible into 100 shares of common stock at an initial conversion price of $1.00 per share. The Series A convertible preferred stock are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

The holders of the shares of Series A preferred stock have the right to redeem the stock upon existence of a Redemption Event as described in the Certificate of Designation.

 If the holder redeems the Series A preferred stock, the Company will be obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by  102%, if the  redemption occurs within  5 years  from the  initial issuance;  (ii) or by  100% if  the redemption occurs after the 5 years. In addition, upon redemption, the Company must pay unpaid dividends through the date of such payment.

Each share of Series A preferred stock is entitled to receive a dividend at the rate of 12.5% per annum.  Dividends are payable, at the option of the Company, in cash or in stock. Dividends are payable semi-annually on the last day of June and December, with the first dividend payment date being December 31, 2010. To August 31, 2010, the Company has not paid or accrued any dividends.

7.

COMMON STOCK

During the year ended August 31, 2010, the Company effected a 10:1 forward stock split of its authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

Effective June 1, 2010, the Company adopted an Equity Incentive Plan (the “Plan”), whereby the Company has reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company.  Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan.  Options in the form of Incentive Stock Options and Non-Statutory Stock Options may be granted under the Plan.  Restricted Stock may also be granted under the Plan.  Subsequent to August 31, 2010, the Company granted 850,000 shares of restricted stock to officers and directors.

During the year ended August 31, 2010, the Company issued 6,000,000 warrants (Note 10) for consulting services. The fair value of the warrants was estimated at $564,751. The Company also issued 13,500,000 warrants pursuant to the issuance of 13,500 Series A convertible common stock (Note 6).

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

7.

COMMON STOCK (cont’d…)

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2008	40,000,000	$ 0.10	1 year
Expired	(40,000,000)	0.10	-
Balance as at August 31, 2009	-	-	-
Issued	19,500,000	2.08	5 years

Balance as at August 31, 2010	19,500,000	2.08	4.90 years

The following warrants were outstanding and exercisable at August 31, 2010:

Number of warrants	Exercise price	Expiry date

6,000,000	$ 0.01	June 1, 2015
2,500,000	$ 2.00	July 22, 2015
2,500,000	$ 4.00	July 22, 2015
2,500,000	$ 2.00	August 6, 2015
2,500,000	$ 4.00	August 6, 2015
1,750,000	$ 2.00	August 31, 2015
1,750,000	$ 4.00	August 31, 2015

19,500,000

The following assumptions were used for the valuation of the 6,000,000 warrants:

	2010	2009
Risk-free interest rate	2.40%	-
Expected life	5 years	-
Annualized volatility	30.54%	-
Dividend yield	0%	-

8.

MINERAL PROPERTY

By a placer claims acquisition agreement dated June 19, 2007, the Company acquired a 100% undivided right, title and interest in and to certain mineral property claims, located in the Atlin Mining district of British Columbia, Canada. The Company paid $Nil (2009 - $6,978) to a mining consulting company during the year ended August 31, 2010.

During the year ended August 31, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located in the Atlin Mining Division of the British Columbia (Note 5). Due to a change in business, the Company has not further pursued any mineral property interest.

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

9.

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

There were no non-cash transactions during the year ended August 31, 2009.

During the year ended August 31, 2010, the Company:

(a) Settled debt owing to the former President of the Company (Note 5);

(b) Accrued a rental deposit of $56,688; and

(c) Issued 6,000,000 warrants at a fair value of $564,751 for the consulting fees (Note 7).

10.

COMMITMENTS

(a) On June 1, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with an arms-length party whereby the consultant will provide investor and public relation services. The Company issued the consultant 6,000,000 warrants (Note 7). Each warrant entitles the consultant to purchase 6,000,000 shares of common stock at a price of $0.01 per share of common stock, for a period of 5 years. The Consulting Agreement can be terminated at any time with 90 days notice.

(b) Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in Life Settlement contracts, intact. At August 31, 2010, the premiums to be paid for each of the five succeeding years are as follows:

Year	Amount

2011	$ 2,204,487
2012	2,411,500
2013	2,411,500
2014	2,411,500
2015	2,411,500
Thereafter	26,540,872

$ 38,391,359

(c) During the year ended August 31, 2010, the Company entered into an office lease agreement for a period of 10 years and 6 months commencing June 1, 2010. Future annual lease commitments are as follows:

Year	Amount

2011	$ 82,888
2012	92,457
2013	94,537
2014	100,089
2015	102,341
Thereafter	678,425

$ 1,150,737

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into levels 1 to 3 based on the degree to which fair value is observable:

Level 1 fair value measurements are those derived from quoted prices (unadjusted ) in active markets for identical assets or liabilities;

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

11.

FAIR VALUE OF FINANCIAL INSTRUMENTS (cont’d…)

Level 2 fair value measurements are those derived from inputs other than quoted prices included within Level 1 that are observable for the asset or liability, either directly (i.e. as prices) or indirectly (i.e. derived from prices); and

Level 3 fair value measurements are those derived from valuation techniques that include inputs for the asset or liability that are not based on observable market data (unobservable inputs).

	Level 1	Level 2	Level 3
Cash	$ 3,498,525	-	-
Accounts payable	$ 362,896	-	-
Due to related party	$ -	-	-

There were no significant transfers between Level 1 and Level 2 during the year.

Reconciliation of Level 3 fair value measurements of financial assets:

Unquoted Life Settlement policies
Opening balance			$ -
Purchases			7,265,976
Net gain in profit (Note 3)			5,047,921

Closing balance			$ 12,313,897

There were no transfers out of Level 3 during the year

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the life expectancies were increased or decreased by 10 months and discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would increase (decrease) by:

	(Unaudited)		(Unaudited)
	Life expectancy		Discount rate
	+ 10 months	(10 months)	+ 2%	(2%)

Investment in Life Settlement contracts	$ 10,399,030	$ 14,268,109	$ 10,918,363	$ 13,780,115

12.

INCOME TAXES

A reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2010	2009
Income (loss) before income tax	$ 3,021,935	$ (69,150)
Statutory tax rate	35%	35%

Income tax expense (recovery)	1,337,077	(24,203)
Permanent differences	223,104	6,642
Change in valuation allowance	(36,223)	17,561

Income tax expense	$ 1,524,558	$ -

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

12.

INCOME TAXES (cont’d…)

Income tax expense:

	2010	2009
Current	$ -	$ -
Future	1,524,558	-

Income tax expense	$ 1,524,558	$ -

The significant components of the Company’s future income tax assets and liabilities are as follows:

	2010	2009
Non-capital loss carryforwards	$ 147,651	$ (36,223)
Equipment	2,006	-
Other	(1,674,215)	-

	(1,524,558)	(36,223)
Valuation allowance	-	36,223

Future income tax liability	$ (1,524,558)	$ -

The ultimate realization of the future tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the reliability of future tax assets, management considers whether it is more likely than not that some or all of the future tax assets will be realized. Where management does not believe that realization is more likely than not, a valuation allowance is provided.

The Company has non-capital income tax loss carry forwards of approximately $421,859 available to reduce future years’ taxable income. These losses arose from the following years:

2010
2007	$ 9,674
2008	43,647
2009	50,172
2010	318,366

$ 421,859

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

ABSOLUTE LIFE SOLUTIONS INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

13.

SUBSEQUENT EVENTS

(a)

On October 4, 2010, the Company entered into an Investor Relations Proposal (the “Proposal”) with an arms-length party whereby the consultant will provide advisory services. The Company is obligated to pay $8,000 for each of the first 3 months and $10,000 every month thereafter. Upon signing the Proposal, the Company issued 25,000 shares of common stock and will issue 50,000 shares of common stock on December 31, 2010 and 75,000 shares of common stock every three months thereafter until September 30, 2011. The term of the Proposal is for an initial term of 1 year and is terminable with 30 days notice.

(b)

On October 19, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with an arms-length party whereby the consultant will provide professional business and financial experience. The Company is obligated to issue to the consultant 1,200,000 restricted shares of common stock of which 60,004 shares of common stock were issued upon execution of the Consulting Agreement, 60,000 shares of common stock to be issued for the first 3 months and 106,666 shares of common stock to be issued at the beginning of fourth to twelfth month. After the first 90 days, the Consulting Agreement can be terminated with 30 days notice.

(c)

On October 19, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with an arms-length party whereby the consultant will provide advisory services. The Company is obligated to issue to the consultant 160,003 restricted shares of common stock of which 71,111 shares of common stock every 4 months to October 19, 2011. All shares of common stock issued prior to January 1, 2011 will vest on January 1, 2011. After the first 90 days, the Consulting Agreement can be terminated with 20 days notice.

(d)

The Company issued 13,500 shares of Series A convertible preferred stock for proceeds of $13,250,000. In connection with each issuance of Series A convertible preferred stock, the Company issued 13,250,000 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price ranging from $2.00 - $4.00 per share of common stock for a period of 5 years.

(e)

On January 25, 2010, Belmont Partners, LLC (the “Seller”), the then principal stockholder of the Company entered into a Common Stock Purchase Agreement (the “Stock Purchase Agreement”) with YSY Enterprises, Inc. (the “Purchaser”), as purchaser. The Company was also a party to the Stock Purchase Agreement, but was to receive no consideration and undertook no obligations in connection therewith except for the obligation to issue an additional 565,000 shares of common stock to the Seller. Pursuant to the Stock Purchase Agreement, the 565,000 shares of common stock were issued subsequent to August 31, 2010.