Form 10-K/A
period 2010-08-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-01-07
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

____________________

AMENDMENT NO. 1 TO

FORM 10-K

  X .  .     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Common Stock, 0.00001 Par Value
(Title of Class)

________________

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      . No  X  .  .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  X . No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past  90 days. Yes  X . No      ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X ..

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of  “ large accelerated filer, ” “ accelerated filer, ”  and  “ smaller reporting company” in Rule 12b-2 of the Exchange Act.

(check one)

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	.. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes      . No  X ..

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

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of December 13, 2010, was 81,780,007 shares.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K to the Absolute Life Solutions , Inc. Form 10-K originally filed with the Securities and Exchange Commission on December 15, 2010 (the “Form 10-K”) amends and restates the Form 10-K in its entirety to correct various typographical errors and certain inadvertent non- material omissions.

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

Revisions to Estimates by Major Providers. In September 2008, 21st Services, one of the major U.S. providers of life expectancy estimates, revised its mortality tables by increasing average life expectancy from 20 to 25% to reflect Americans’ increasing life spans. In November 2008, AVS Underwriting, another major provider of life expectancy estimates, lengthened its mortality tables by almost 16%. A third provider, ISC Services, followed in early January 2009, with an increase of approximately 4%. Examination Management Services, Inc. announced that, effective February 2, 2009, it was revising its mortality tables to an undisclosed extent to reflect not only the increase in longevity in the general U.S. population revealed by the Society of Actuaries’ 2008 Valuation Basic Table (“VBT ”), but also to include different patterns of mortality between the life insurance and life settlement industries. [Press release of Examination Management Services, Inc. dated January 30, 2009 posted on the Internet at   http://www.emsinet.com.] Several other providers of life expectancy estimates, including Fasano Associates, have stated that they do not anticipate revising their tables. As a result of the increases in life expectancy reflected in the mortality tables developed by most of the major providers of life expectancy estimates, the process for individual life insurance policies and for portfolios of life settlements have declined. While these revisions in life expectancy estimates have been taken into account in the preparation of the model by the life policies consultant, no assurance can be given that there will not be additional changes to the life expectancy estimates developed by the major providers that indicate further increases in longevity. If the mortality tables were so revised, the value of life settlements in general would decrease, including the life policies owned by the Company, which would, in turn, adversely affect the Company’s ability to sell policies and the sale price it would receive for such policies, should it need to do so.

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

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to Board of Directors approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 whereby it reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company.  Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan.  Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan.  Restricted Stock may also be granted under the Plan.  As of August 31, 2010, grants of 850,000 shares of Restricted Stock have been made to our officers and directors.

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

Results of Operations

Fiscal Year Ended August 31, 2010 Compared to Fiscal Year ended August 31, 2009

ABSOLUTE LIFE SOLUTIONS, INC.

	Year Ended August 31, 2010	Year Ended August 31, 2009
Income
	0	0
Total Income	0	0
Expense
Selling, General and Administrative	(961,536)	(69,150)

Net income/(loss) from operations	(961,536)	(69,150)

Other Income
Unrealized Gain/Loss	5,047,921	0
Life Insurance Premiums	(264,450)	(0)

Net gain/(loss) before tax	3,821,935	(69,150)

Deferred tax expense	(1,524,558)	0

Net income(loss)	2,297,377	(69,150)
Net Gain/Loss Per Share- Basic and Diluted	0.03	(0.01)
Weighted average number of common shares outstanding - Basic	80,060,000	80,060,000
Weighted average number of common shares outstanding - Diluted	80,133,973	80,060,000

See accompanying summary of accounting policies and notes to the financial statements.

Revenues. For the fiscal year ended August 31, 2010 we had revenues of $0. We had no operating revenues since our inception September 7, 2006 to August 31, 2010.

Expenses. For the fiscal year ended August 31, 2010, we incurred $961,536 in expenses, which consisted primarily of a $564,751 expense related to consulting fees and marketing and $104,385 to professional fees. Our normal general and administrative expenses accounted for the balance. Our expenses in the year ended August 31, 2009 were $69,150.. The Company did not have active operations during the fiscal year ending August 31, 2009 and the expenses were related to accounting and legal necessary to remain an active listed public company.

Other Items. For the fiscal year ended August 31, 2010, we incurred $5,047,921 in net gain on investments in life settlement contracts. The Company did not have active operations during the fiscal year ending August 31, 2009.

Income Tax Expense. For the fiscal year ended August 31, 2010, we incurred $1,524,558 in deferred income tax expense. We did not recognize any income tax expense for the period from September 7, 2006 (date of inception) to August 31, 2009.

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

Income Taxes

A reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2010	2009
Income (loss) before income taxes	$ 3,821,935	$ (69,150)
Statutory tax rate	35%	35%

Income tax expense (recovery)	1,337,677	(24,203)
Permanent differences	223,104	6,642
Change in valuation allowance	(36,223)	17,561

	$ 1,524,558	$ -

Income tax expense:

	2010	2009
Current	$ -	$ -
Deferred	1,524,558	-

	$ 1,524,558	$ -

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2010	2009
Non-capital loss carryforwards	$ 147,651	$ (36,223)
Equipment	2,006	-
Life Settlement contracts	(1,674,215)	-

	(1,524,558)	(36,223)
Valuation allowance	-	36,223

Deferred income tax liability	$ (1,524,558)	$ -

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. Where management does not believe that realization is more likely than not, a valuation allowance is provided.

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

Recent Accounting Pronouncements

In January 2008, the SEC released Staff Accounting Bulletin (“SAB”) No. 110, which amends SAB No. 107 which provided a simplified approach for estimating the expected term of a “plain vanilla” option, which is required for application of the Black-Scholes option pricing model (and other models) for valuing share options. At the time, the staff of the SEC (the “Staff”) acknowledged that, for companies choosing not to rely on their own historical option exercise data (i.e., because such data did not provide a reasonable basis for estimating the term), information about exercise patterns with respect to plain vanilla options granted by other companies might not be available in the near term; accordingly, in SAB No. 107, the Staff permitted use of a simplified approach for estimating the term of plain vanilla options granted on or before December 31, 2007. The information concerning exercise behavior that the Staff contemplated would be available by such date has not materialized for many companies. Thus, in SAB No. 110, the Staff continues to allow use of the simplified rule for estimating the expected term of plain vanilla options until such time as the relevant data becomes widely available. We do not expect its adoption of SAB No. 110 to have a material impact on our financial position, results of operations or cash flows.

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

We expect that we will add additional executive officers and directors to the Board of Directors in the next twelve months but have not entered into any discussions with any prospective officers and directors .

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Dale Matheson Carr-Hilton LaBonte LLP served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2010 and 2009. Aggregate fees for professional services rendered to us by our auditor are set forth below:

	Year Ended August 31, 2010	Year Ended August 31, 2009
Audit Fees	$25,000	$11,000
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$25,000	$11,000

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

ABSOLUTE LIFE SOLUTIONS, INC.

January 6, 2011	/s/ Moshe Oratz
Moshe Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Moshe Oratz
Moshe Oratz	President and Chief Executive Officer (Principal Executive Officer)	January 6, 2011
/s/ Avrohom Oratz
Avrohom Oratz	Treasurer and Chief Financial Officer (Principal Financial Officer)	January 6, 2011
/s/ Chaim Loeb
Chaim Loeb	Director	January 6, 2011

/s/ Abraham Lowy
Abraham Low	Director	January 6, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

(FORMERLY SHIMMER GOLD, INC.)

FINANCIAL STATEMENTS

AUGUST 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.):

We have audited the accompanying balance sheets of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and 2009 and the related statements of operations, cash flows and stockholders’ equity for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated positive cash flows from operations, has incurred losses in developing its business and further losses may occur.  The Company requires additional funds to finance its operations.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans in this regard are described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DMCL

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

On May 21, 2010, the Company changed its name from Shimmer Gold, Inc. to Absolute Life Solutions, Inc. (the “Company”) and thereupon commenced operations in the business of purchasing life settlement contracts for long-term investment purposes.

The continued existence of the Company is dependent upon its ability to generate positive cash flows and profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

Life Settlement Contracts

An investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by-instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at  the purchase  price.  In subsequent  periods, the  investor shall  re-measure the  investment at  fair

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Life Settlement Contracts (cont’d…)

value in its entirety at each reporting period and shall recognize the change in fair value in the current period net income (or other performance indicators for entities that do not report in the period net income). Cash outflows for policy premiums and inflows for policy proceeds are also recorded in net income. The Company uses the fair value method to account for Life Settlement contracts.

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

Income Taxes

Deferred income taxes are provided for tax effects of temporary differences between the tax basis of asset and liabilities and their reported amounts in the financial statements. The Company uses the liability method to account for income taxes, which requires deferred taxes to be recorded at the statutory rate expected to be in effect when the taxes are paid. Valuation allowances are provided for a deferred tax asset when it is more likely than not that such asset will not be realized.

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

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

2.

SIGNIFICANT ACCOUNTING POLICIES (cont’d…)

Mineral Property Costs

Mineral property acquisition and exploration costs are expensed as incurred until such time as economic reserves are quantified. Mineral properties are reviewed for impairment whenever events and changes in circumstances indicate that the carrying amount may be impaired. In performing the review for impairment, the Company estimates the future cash flows expected to result from use of the asset or its eventual disposition. If the fair value exceeds the carrying value an impairment loss is recognized. (See Note 8).

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

Under the treasury stock method, diluted earnings (loss) per share is calculated based upon the weighted average number of shares issued and outstanding during the year, adjusted by the total of the additional shares of common stock that would have been outstanding assuming conversion of all Series A preferred convertible stock with a par value of $0.00001, each of which is convertible into 1,000 outstanding shares of common stock at an initial conversion price of $1.00 per common share.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

As of August 31, 2010, the Company has not granted any stock options.

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

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

The fair value of the Life Settlement contracts are estimated using present value calculations. The following assumptions were used:

	2010	2009
Average age of insured	80 years	-
Average life expectancy	8 years	-
Expected premium growth	5%	-
Average maturity value	$ 8,000,000	-
Mortality rates	Standard life expectancy	-
Discount rate	11.8%	-

The assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculations are derived from valuation techniques that include inputs for the asset that are not based on observable market data. (See Note 11).

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

During the year ended August 31, 2010, the former President of the Company settled the debts owing to him in the amount of $22,987 in exchange for the Company’s 100% interest in certain placer claims located on McLaren Creek in the Atlin Mining Division of the British Columbia (Note 8). The gain of $22,987 on the debt settlement was recorded in additional paid-in capital as it resulted from a transaction with a related party. The former President also paid $41,650 to settle the accounts payable for the Company and $2,050 prepaid for future filing fees. The gain of $41,650 on the accounts payable settlement and the $2,050 in prepaids were recorded in additional paid-in capital as it resulted from a transaction with a related party.

Related party transactions are measured at the exchange amount which is the amount agreed upon by the related parties.

6.

PREFERRED STOCK

The total number of preferred stock authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.00001. These preferred shares have no rights to dividends, voting, profit sharing or liquidation.

Of the total preferred stock authorized, pursuant to Certificate of Designation dated July 22, 2010, 60,000 shares of preferred stock have been designated as Series A 12.5% convertible preferred stock, with a par value of $0.00001. During the year ended August 31, 2010, the Company issued 13,500 (2009 – Nil) shares of Series A convertible preferred stock. In connection with the issuance of each share of Series A convertible preferred stock, the Company issued 1,000 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price ranging from $2.00 - $4.00 per share of common stock.

These Series A convertible preferred stock were issued at $1,000 per share and each Series A convertible preferred stock is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share. The Series A convertible preferred stock are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares.

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

6.

PREFERRED STOCK (cont’d…)

The holders of the shares of Series A preferred stock have the right to redeem the Series A of preferred stock only upon existence of a Redemption Event. A Redemption Event is described as:

(a) Failure of the Company to deliver certificates of conversion to the holders for any reason within 15 days after the Conversion Date and the holder has given 5 days notice thereof;

(b) A change in beneficial ownership of more than 50% of the common stock of the Company within a period of 40 trading days or involuntary change in a majority of the members of the Board of Directors of the Company within a period of 40 days; or

(c) Bankruptcy, reorganization, insolvency or liquidation proceedings which are not dismissed within 60 days.

If the holder redeems the Series A preferred stock, upon the existence of a Redemption Event, the Company will be obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by (a) 102%, if the redemption occurs within  5 years  from the  initial issuance;  or (b) 100% if  the redemption occurs after the 5 years, plus (ii) unpaid dividends through the date of such payment.

Each share of Series A preferred stock is entitled to receive a dividend at the rate of 12.5% per annum.  Dividends are payable, at the option of the Company, in cash or in stock. Dividends are payable semi-annually on the last day of June and December, with the first dividend payment date being December 31, 2010. To August 31, 2010, the Company has not declared any dividends.

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

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

19,500,000

The following assumptions were used for the valuation of the 6,000,000 warrants issued for consulting services:

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

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

$ 1,150,737

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

There were no transfers out of Level 3 during the year

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the life expectancies were increased or decreased by 10 months and discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	(Unaudited)		(Unaudited)
	Life expectancy		Discount rate
	+ 10 months	(10 months)	+ 2%	(2%)

Investment in Life Settlement contracts	$ 10,399,030	$ 14,268,109	$ 10,918,363	$ 13,780,115

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

12.

INCOME TAXES

A reconciliation of income tax provision computed at statutory rates to the reported income tax provision is as follows:

	2010	2009
Income (loss) before income taxes	$ 3,821,935	$ (69,150)
Statutory tax rate	35%	35%

Income tax expense (recovery)	1,337,677	(24,203)
Permanent differences	223,104	6,642
Change in valuation allowance	(36,223)	17,561

	$ 1,524,558	$ -

Income tax expense:

	2010	2009
Current	$ -	$ -
Deferred	1,524,558	-

	$ 1,524,558	$ -

The significant components of the Company’s deferred income tax assets and liabilities are as follows:

	2010	2009
Non-capital loss carryforwards	$ 147,651	$ (36,223)
Equipment	2,006	-
Life Settlement contracts	(1,674,215)	-

	(1,524,558)	(36,223)
Valuation allowance	-	36,223

Deferred income tax liability	$ (1,524,558)	$ -

The ultimate realization of the deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some or all of the deferred tax assets will be realized. Where management does not believe that realization is more likely than not, a valuation allowance is provided.

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

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

13.

SUBSEQUENT EVENTS

(a)

On October 4, 2010, the Company entered into an Investor Relations Proposal (the “Proposal”) with an arms-length party whereby the consultant will provide advisory services. The Company is obligated to pay $8,000 for each of the first 3 months and $10,000 every month thereafter. Upon signing the Proposal, the Company issued 25,000 shares of common stock and will issue 50,000 shares of common stock on December 31, 2010 and 75,000 shares of common stock every three months thereafter until September 30, 2011. The term of the Proposal is for an initial term of 1 year and is terminable with 30 day’s notice.

(b)

On October 19, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with an arms-length party whereby the consultant will provide professional business and financial services. The Company is obligated to issue to the consultant 1,200,000 restricted shares of common stock of which 60,004 shares of common stock were issued upon execution of the Consulting Agreement, 60,000 shares of common stock to be issued for the first 3 months and 106,666 shares of common stock to be issued at the beginning of fourth to twelfth month. After the first 90 days, the Consulting Agreement can be terminated with 30 day’s notice.

(c)

On October 19, 2010, the Company entered into a consulting agreement (the “Consulting Agreement”) with an arms-length party whereby the consultant will provide advisory services. The Company is obligated to issue to the consultant 800,000 restricted shares of common stock, of which 160,003 restricted shares of common stock were issued upon execution of the Consulting Agreement and 71,111 shares of common stock will be issued every month commencing February 1, 2011 until October 19, 2011. All shares of common stock issued prior to January 1, 2011 will vest on January 1, 2011. After the first 90 days, the Consulting Agreement can be terminated with 20 days notice.

ABSOLUTE LIFE SOLUTIONS, INC. (FORMERLY SHIMMER GOLD, INC.)

NOTES TO THE FINANCIAL STATEMENTS

AUGUST 31, 2010

13.

SUBSEQUENT EVENTS (cont’d…)

(d) Between September 1, 2010 and December 13, 2010, the Company issued 13,250 shares of Series A convertible preferred stock for proceeds of $13,250,000. In connection with each issuance of Series A convertible preferred stock, the Company issued 13,250,000 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price ranging from $2.00 - $4.00 per share of common stock for a period of 5 years.

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