Form 10-Q
period 2010-11-30
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-01-19
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      . No  X .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 82,873,928 shares of common stock as of January 19, 2011.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2010

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	November 30, 2010	August 31,
	(unaudited)	2010

ASSETS

Current Assets
Cash	$4,301,967	$3,498,525
Insurance purchase escrow	2,225,000	2,200,000
Insurance proceeds receivable	2,500,000	-
Prepaid expenses	114,498	87,651
Total current assets	9,141,465	5,786,176

Equipment, net	108,047	114,036
Security deposit	56,688	56,688
Investment in life settlement contracts	42,113,767	12,313,897

TOTAL ASSETS	$51,419,967	$18,270,797

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$3,183	$362,896
Income taxes payable	625,963	-

Total Current Liabilities	629,146	362,896
Deferred income taxes	9,472,556	1,524,558
TOTAL LIABILITIES	10,101,702	1,887,454
Contingencies and commitments

STOCKHOLDERS' EQUITY

Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock ; 26,750 Series A issued and outstanding) (August 31, 2010 – 13,500 issued and outstanding)	27	14
Common stock ($0.00001 par value; 500,000,000 authorized (Note 7);81,780,007 issued and outstanding) (August 31,2010 - 80,060,000 issued and outstanding)	818	801
Additional paid-in capital	41,390,423	14,249,924
Retained Earnings (accumulated deficit)	(73,003)	2,132,604
Total Stockholders’ Equity	41,318,265	16,383,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$51,419,967	$18,270,797

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS, UNAUDITED

	Three months ended	Three months ended
	November 30, 2010	November 30, 2009

Sales, general and administrative expenses	$(1,069,847)	$(10,850)

Other income
Unrealized gain on investment in life settlement contracts net of premiums paid	18,450,701	-
Realized gain on maturity of life settlement contract	2,237,500	-

Income (loss) before income tax	19,618,354	(10,850)
Income tax provision	(8,573,961)	-
Net Income (loss)	11,044,393	(10,850)
Deemed Dividend on Series A Preferred Stock	(13,250,000)	-
Net loss applicable to common shareholders	$(2,205,607)	$(10,850)
Basic and diluted loss per common share	$(0.03)	$(0.00)
Basic and diluted weighted average number of shares outstanding	87,416,430	80,060,000

The accompanying notes are an integral part of these financial statements

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED STATEMENT OF CASH FLOWS, UNAUDITED

	Three months Ended November 30, 2010	Three months Ended November 30, 2009

OPERATING ACTIVITIES
Net income (loss)	$11,044,393	$(10,850)
Adjustments to reconcile net income (loss) to net cash used in operations

Issuances of common stock for services	640,529	-
Unrealized changes in fair value of life settlement contracts	(19,244,370)	-
Realized gain on maturity of life settlement contract	(2,237,500)	-
Depreciation	5,989	-
Donated Services	-	3,000

Changes in operating assets and liabilities	-
Insurance proceeds receivable	(2,500,000)	-
Insurance purchase escrow	(25,000)	-
Prepaid expenses	(26,847)	-
Accounts payable and accrued expenses	(359,713)	2,005
Income taxes payable	625,963	-
Deferred income taxes	7,947,998	-
Due to related party	-	5,845
Net cash used in operating activities	(4,128,558)	-

INVESTING ACTIVITIES
Purchase of life settlements	(10,818,000)	-
Proceeds from maturity of life settlement contract	2,500,000	-

Net cash used in investing activities	(8,318,000)	-

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	13,250,000	-

Net cash provided by financing activities	13,250,000	-

Change in cash	803,442	-

Cash, beginning	3,498,525	-

Cash, ending	$4,301,967	$-

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS

November 30, 2010

1. NATURE AND CONTINUANCE OF OPERATIONS

Shimmer Gold, Inc was incorporated in the State of Nevada on September 7, 2006 and was in the business of the acquisition and exploration of mineral resources.

On May 21, 2010, the Company changed its name from Shimmer Gold, Inc. to Absolute Life Solutions, Inc. (the “Company”). During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of November 30, 2010 and 2009 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Condensed Balance Sheet as of November 30, 2010, Condensed Statements of Operations for the three months ended November 30, 2010 and 2009, and Condensed Statements of Cash Flows for the three months ended November 30, 2010 and 2009, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended November 30, 2010 are not necessarily indicative of results to be expected for the year ending August 31, 2011 or for any future interim period. In addition, the balance sheet data at August 31, 2010 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on January 7, 2011.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to deferred income tax amounts and rates and timing of the reversal of income tax differences, the fair value of financial instruments and the determination of the variables used in the calculation of the fair value of Life Settlement contracts.

Life Settlement Contracts

ASC 325-30, Investments in Insurance Contracts allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at  the purchase  price.  In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in the current period net of premiums paid. The Company uses the fair value method to account for Life Settlement contracts.

The Company will recognize the difference between the death benefits and the carrying value of the policy when the Company determines that settlement and ultimate collection is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. Revenue is generally considered realized when cash is received for the sale of a product or performance of a service. Revenue generally becomes realizable when a promise to pay is received in exchange for the sale of a product or performance of a service. The promise to pay could be verbal (account receivable) or written (note receivable). Revenue is generally earned when a legally enforceable exchange takes place (e.g., consideration has been tendered and the buyer takes possession of the product or benefits from the performance of a service). The Company recognizes gains (revenue) from life insurance contract that the company owns upon one of the two following events:

1) Receipt of death notice or verified obituary of insured

2) Sale of policy and filing of change of ownership forms and receipt of payment

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash, accounts payable, and accrued expenses are estimated to be equal to their carrying value due to the short-term nature of these instruments. Investments in Life Settlement contracts are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820 “Fair Value Measurements and Disclosures” which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

ASC 820 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. ASC 820 describes three levels of inputs that may be used to measure fair value:

          Level 1 — quoted prices in active markets for identical assets or liabilities

          Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

          Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments. (See Note 7).

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  13,375,000 warrants with an exercise price of $2.00 and 13,500 Series A preferred shares, convertible into 13,500,000 common shares, were not included in diluted earnings per share since their effect would be anti-dilutive.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-15, Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This ASU codifies the consensus reached in EITF Issue No. 09-B, "Consideration of an Insurer's Accounting for Majority-Owned Investments When the Ownership Is through a Separate Account." The amendments clarify that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The general guidance does not apply in instances where the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Codification Topic 810, Consolidation, Subtopic 810-10, as those Subsections require the consideration of related parties. ASU 2010-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

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

As of November 30, 2010 and August 31, 2010, the Company has the following investments in Life Settlement contracts:

	Number of contracts	Estimated fair value	Face value
2August 31, 2010	5	$ 12,313,897	$ 40,000,000
November 30, 2010	21	$ 42,113,765	$ 133,050,171

Number of contracts	Life Expectancies	Face value	Carrying Value
-	0-1 Years	-	-
-	1-2 Years	-	-
1	2-3 Years	$10,000,000	$5,493,252
2	3-4 years	$14,000,000	$5,555,497
1	4-5 Years	$2,000,000	$685,585
17	Thereafter	$107,050,171	$30,379,431

For the three months ending November 30, 2010 and 2009, the investments experienced an unrealized gain of $19,244,370 (2009 - $nil.) During this same period the Company recognized a realized gain of $2,237,500 (2009- $nil) resulting from the maturity of one contract.

Recorded in insurance purchase escrow is $2,225,000 towards the purchase of Life Settlement contracts, which were held in escrow at November 30, 2010 (2009 - $nil). Funds are placed into escrow when the Company has made an offer for the acquisition of a Life Settlement policy or is contemplating making an offer.

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

The fair value of the Life Settlement contracts are estimated using present value calculations. The following assumptions were used at November 30, 2010 and August 31, 2010:

Dataset	VBT ALB Mortality Table
Expected premium growth	5%
Mortality rates	Standard life expectancy
Discount rate	11.8%

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended November 30, 2010 is as follows:

Total Pool Benefit	133,050,171
Average predicted period until final pool maturity	6.56 yrs.
Average simulated maturities over age 90	36%
Average age at maturity	87

The assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculations are derived from valuation techniques that include inputs for the asset that are not based on observable market data. The risks associated with the investments in life settlement contracts arise from the unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset, and changes in the discount rate (See Note 7).

4. PREFERRED STOCK

The total number of preferred shares authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.00001. These preferred shares have no rights to dividends, voting, profit sharing or liquidation.

Of the total preferred shares authorized, pursuant to Certificate of Designation dated July 22, 2010, 60,000 have been designated as Series A 12.5% convertible preferred stock, with a par value of $0.00001. During the three month period ended November 30, 2010, the Company issued 13,250 (2009 – Nil) shares of Series A convertible preferred stock. In connection with the issuance of each Series A convertible preferred stock, the Company issued 1,000 warrants. Each warrant entitles the holder to purchase one share of common stock at exercise prices  ranging from $2.00 - $4.00 per share of common stock.

These Series A convertible preferred shares were issued at $1,000 per share and each Series A convertible share is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share. The Series A convertible preferred shares are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

The holders of the shares of Series A preferred stock have the right to redeem the Series A of preferred stock only upon existence of a Redemption Event. A Redemption Event is described as:

(a) Failure of the Company to deliver certificates of conversion to the holders for any reason within 15 days after the Conversion Date and the holder has given 5 days’ notice thereof;

(b) A change in beneficial ownership of more than 50% of the common stock of the Company within a period of 40 trading days or involuntary change in a majority of the members of the Board of Directors of the Company within a period of 40 days; or

(c) Bankruptcy, reorganization, insolvency or liquidation proceedings which are not dismissed within 60 days.

If the holder redeems the Series A preferred shares, the Company will be obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by 102%, if the  redemption occurs within  5 years  from the  initial issuance;  (ii) or by  100% if  the redemption occurs after the 5 years. In addition, upon redemption, the Company must pay unpaid dividends through the date of such payment.

Each share of Series A preferred stock is entitled to receive a dividend at the rate of 12.5% per annum.  Dividends are payable, at the option of the Company, in cash or in common  stock. Dividends are payable semi-annually on the last day of June and December, with the first dividend payment date being December 31, 2010. At November 30, 2010, the Company has not paid or accrued any dividends.

During the quarter ended November 30, 2010, the issuance of the Series A Preferred Shares with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares.  Accordingly,  the Company recorded deemed dividends in the aggregate amount of $13,250,000  attributable to the beneficial conversion feature in connection with the private placement of the 13,250 Series A preferred shares issued in the quarter.

5. COMMON STOCK

A.

During the year ended August 31, 2010, the Company effected a 10:1 forward stock split of its authorized, issued and outstanding common stock. All share amounts have been retroactively adjusted for all periods presented.

Effective June 1, 2010, the Company adopted an Equity Incentive Plan (the “Plan”), whereby the Company has reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options and Non-Statutory Stock Options may be granted under the Plan. Restricted Stock may also be granted under the Plan. The Company issued on September 7, 2010 850,000 shares of restricted stock which were granted on July 9, 2010 to officers and directors with a grant date fair value of approximately $85,000.

In connection with the Common Stock Purchase Agreement dated January 15, 2010 between Belmont Partners, LLC, the then principal stockholder of the Company, and YSY Enterprises, Inc., on  September 7, 2010 the Company issued an additional 565,000 (post-split) shares of common stock to an assignee of  Belmont in settlement of shares to be issued at closing for the achievement of certain conditions at the time of closing.

During the three month period ended November 30, 2010 the Company issued 305,007 shares for consulting agreements to arms-length parties for various consulting services. The aggregate share value was $640,515.

B.

During the three month period ended November 30, 2010, the Company also issued 13,250,000 warrants pursuant to the issuance of 13,250 Series A convertible preferred shares (Note 6).

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2010
Issued	19,500,000	2.08	5 years
Additions as of November 30, 2010
Issued	13,250,000		5 years

Balance as at November 30, 2010	32,750,000	2.45	4.83 years

The following warrants were outstanding and exercisable at November 30, 2010:

Number of warrants	Exercise price	Expiration date
6,000,000 2,500,000 2,500,000 2,500,000 2.500,000 1,750,000 1,750,000 1,500,000 1,500,000 2,000,000 2,000,000 500,000 500,000 1,250,000 1,250,000 125,000 125,000 750,000 750,000 500,000 500,000	.01 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00

June 15, 2015

July 22, 2015

July 22, 2015

August 9, 2015

August 9, 2015

August 31, 2015

August 31, 2015

September 27, 2015

September 27, 2015

October 14, 2015

October 14, 2015

October 25, 2015

October 25, 2015

November 3, 2015

November 3, 2015

November 3, 2015

November 3, 2015

November 5, 2015

November 5, 2015

November 30, 2015

November 30, 2015

32,750,000

The following assumptions were used for the valuation of the 6,000,000 warrants:

	2010	2009
Risk-free interest rate	2.40%	-
Expected life	5 years	-
Annualized volatility	30.54%	-
Dividend yield	0%	-

6. COMMITMENTS

 Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in Life Settlement contracts, intact. At November 30, 2010, the premiums to be paid for each of the five succeeding years are as follows:

Year	Amount

2011	$ 4,168,872
2012	7,581,374
2013	7,799,587
2014	8,014,908
2015	8,225,288
Thereafter	118,915,800

$154,705,829

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of financial instruments that are measured subsequent to initial recognition at fair value, grouped into levels 1 to 3 based on the degree to which fair value is observable:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs:

Unquoted Life Settlement policies
Beginning balance	$12,313,897
Transfers in:
Purchases of life settlement contracts	10,818,000
Unrealized gain	19,244,370
Transfers out:
Carrying value of matured contract	262,500

Ending balance	$42,113,765

8. INCOME TAXES

Income tax expense:

	2010	2009
Current	$623,963	$-
Deferred	7,947,998	-

Income tax provision	$8,573,961	$-

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, “Income Taxes; Interim Reporting.” For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items we report separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 44% is primarily attributable to the affect of state and local taxes.

As of November 30, 2010, we have approximately $148,000 of federal and state net operating loss carry-forwards, available to offset future taxable income, if any. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of life settlement contracts.

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

9. SUBSEQUENT EVENTS

Between December 1, 2010 and January 17, 2011, the Company issued 700 shares of Series A convertible preferred stock for proceeds of $700,000. In connection with each issuance of Series A convertible preferred stock, the Company issued 700,000 warrants. Each warrant entitles the holder to purchase one share of common stock at an exercise price ranging from $2.00 - $4.00 per share of common stock for a period of 5 years.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were issued. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K/A for the year August 31, 2010 (“Fiscal 2010”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Critical Accounting Estimates, Assumptions and Policies

Our discussion and analysis of financial condition and results of operations are based on our condensed financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America.  To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable.  Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations.  Areas affected by our estimates and assumptions are identified below.

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the fair value method.  As of November 30, 2010 and August 31, 2010, the total of our investment in life settlements held for our own account was valued at $42,113,765 and $12,313,897, respectively.

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended November 30, 2010.

We evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

We are required to estimate our income taxes.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include a tax provision or reduce our tax benefit in the statements of income.  We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

We cannot predict what future laws and regulations might be passed that could have a material effect on our results of operations.  We assess the impact of significant changes in laws and regulations on a regular basis and update the assumptions and estimates used to prepare our financial statements when we deem it necessary.

We have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.

New Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-15, Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This ASU codifies the consensus reached in EITF Issue No. 09-B, "Consideration of an Insurer's Accounting for Majority-Owned Investments When the Ownership Is through a Separate Account." The amendments clarify that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The general guidance does not apply in instances where the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Codification Topic 810, Consolidation, Subtopic 810-10, as those Subsections require the consideration of related parties. ASU 2010-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Comparison of the Three Months Ended November 30, 2010 and 2009

We reported net income of  $11,044,393   for the three months ended November 30, 2010 (the “First Quarter of this year”), compared to net loss of $10,850 for the three months ended November 30, 2009 (the “First Quarter of last year”).

Expenses: Operating and administrative expenses increased from $10,850 in the First Quarter of last year to $1,069,847 in the First Quarter of this year as the Company retained personnel, leased office space and began active operations.

Other Income: Total other income increased from $Nil in the First Quarter of last year to $20,688,201 in the First Quarter of this year, comprised of 2,237,500, of realized gains from maturity of a portfolio policy and $18,450,701 of unrealized gains net of premiums paid.

Income Taxes: Income tax expense increased from $Nil in the First Quarter of last year to $8,573,961 in the First Quarter of this year. An increase of $7,947,998 in addition to the previous quarter of $1,524,558 resulted from recalculation of the fair value of the company’s life settlement portfolio. The deferred tax liability of $9,572,556 is based on our collection of the unrealized gain reflected in our financial statements.

Liquidity and Capital Resources

Operating Activities: Net cash flows used in operating activities for the three months ended November 30, 2010 was $4,128,558.  Net cash used in Investing Activities was $8,318,000 arising from purchases of life settlement contracts aggregating $10,818,000 offset by proceeds of $2,500,000 from the maturity of one contract. Net cash provided by financing activities was $13,250,000 from the sales of Series A preferred stock. This resulted in an increase of cash of $803,441. Sources of cash flow resulted primarily from capital raising activities of $13,250,000.

Working Capital and Capital Availability: As of November 30, 2010, we had working capital of $8,512,319.  During the next twelve months we anticipate that we will not generate significant cash income from operations. We expect to continue to build a portfolio of life settlements (life insurance policies that have been bought from third parties) that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. We expect to raise additional funds to continue to build this portfolio through debt or subsequent equity offerings. As our portfolio matures, we expect that our capital needs will subside.

Outlook

 We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  Further, we have an adequate amount of cash and cash equivalents.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the First Quarter of this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling  operating and administrative expenses.  We believe that domestic and international demand for life settlements will continue to grow as the prospects for economic conditions remain uncertain and investors look for alternative investments.    On the supply side, we are increasing our advertising and professional awareness marketing to potential sellers of policies and to strengthen our broker network.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements or transactions.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

•

Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

•

The Company does not have a separate Audit Committee - the entire Board of Directors acts as the Company's Audit Committee.

•

The company experienced difficulty with respect to evaluation, presentation, and disclosure of certain complex equity transactions and earnings per share.

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2010, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended November 30 , 2010 , we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i)13,250 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 13,250,000 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (filed herewith)
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act
32.2	Certification pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

January 19, 2011	/s/ Moshe Oratz
Moshe Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which signed	Date

/s/ Moshe Oratz
Moshe Oratz	President and Chief Executive Officer (Principal Executive Officer)	January 19, 2011
/s/ Avrohom Oratz
Avrohom Oratz	Treasurer and Chief Financial Officer (Principal Financial Officer)	January 19, 2011