Form 10-Q
period 2011-02-28
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-04-08
CIK 1421538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

   X  .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2011

      .   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

__________________________________________

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

Yes      . No   X  .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 82,873,928 shares of common stock as of April 7, 2011.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2011

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	February 28, 2011	August 31, 2010
	(unaudited)

ASSETS

Current Assets
Cash	$2,413,736	$3,498,525
Insurance purchase escrow	2,650,000	2,200,000
Prepaid expenses	101,195	87,651
Total current assets	5,164,931	5,786,176

Equipment, net	102,058	114,036
Security deposit	56,688	56,688
Investment in life settlement contracts	62,331,953	12,313,897

TOTAL ASSETS	$67,655,630	$18,270,797

LIABILITIES

Current Liabilities
Accounts payable and accrued expenses	$45,442	$362,896
Income taxes payable	63,213	-

Total Current Liabilities	108,655	362,896
Deferred income taxes	15,286,796	1,524,558
TOTAL LIABILITIES	15,395,451	1,887,454
Contingencies and commitments

STOCKHOLDERS' EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A
12.5% convertible preferred stock;
32,700 Series A issued and outstanding)
(August 31, 2010 – 13,500 issued and outstanding)	33	14
Common stock ($0.00001 par value; 500,000,000 authorized;
82,873,928 issued and outstanding)
(August 31,2010 - 80,060,000 issued and outstanding)	829	801
Additional paid-in capital	55,786,424	14,249,924
Retained Earnings (accumulated deficit)	(3,527,107)	2,132,604
Total Stockholders’ Equity	52,260,179	16,383,343

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$67,655,630	$18,270,797

The accompanying notes are an integral part of these condensed financial statements

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months ended February 28, 2011	Three months ended February 28, 2010	Six Months ended February 28, 2011	Six months ended February 28, 2010

Sales, general and administrative expenses	$(708,814)	$(7,314)	$(1,778,661)	$(18,164)

Other income
Unrealized gain on investment in life settlement contracts net of premiums paid	10,742,217	-	29,192,918	-
Realized gain on maturity of life settlement contract	-	-	2,237,500	-

Income (loss) before income tax	10,033,403	(7,314)	29,651,757	(18,164)
Income tax provision	(5,251,490)	-	(13,825,451)	-
Net Income (loss)	4,781,913	(7,314)	15,826,306	(18,164)

Deemed Dividend on Series A Preferred Stock	(5,950,000)	-	(19,200,000)	-
Dividend on Convertible Preferred Stock	(2,286,018)	-	(2,286,018)	-
Net loss applicable to common shareholders	$(3,454,105)	$(7,314)	$(5,659,712)	$(18,164)

Basic earnings (loss) per common share	$(.04)	$.00	$(.06)	$.00
Diluted earnings (loss) per common share	$(.04)	$.00	$(.06)	$.00
Basic weighted average number of shares outstanding	88,243,904	80,060,000	87,827,881	80,060,000
Diluted weighted average number of shares outstanding	88,243,904	80,060,000	87,827,881	80,060,000

The accompanying notes are an integral part of these condensed financial statements

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENT OF CASH FLOWS, UNAUDITED

	Six months ended February 28, 2011	Six months ended February 28, 2010

OPERATING ACTIVITIES
Net income (loss)	$15,826,306	$(18,164)
Adjustments to reconcile net income (loss) to net cash used in operations

Issuances of common stock for services	850,530	-

Unrealized changes in fair value of life settlement contracts	(31,162,556)	-
Realized gain on maturity of life settlement contract	(2,237,500)	-
Depreciation	11,978	-
Donated Services	-	6,000

Changes in operating assets and liabilities
Insurance purchase escrow	(450,000)	-
Prepaid expenses	(13,544)	-
Accounts payable and accrued expenses	(317,454)	12,464
Income taxes payable	63,213	-
Deferred income taxes	13,762,238	-

Net cash used in operating activities	(3,666,789)	-

INVESTING ACTIVITIES
Purchase of life settlements	(19,118,000)	-
Proceeds from maturity of life settlement contract	2,500,000	-

Net cash used in investing activities	(16,618,000)	-

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	19,200,000	-

Net cash provided by financing activities	19,200,000	-

Change in cash	(1,084,789)	-

Cash, beginning	3,498,525	-

Cash, ending	$2,413,736	$0

The accompanying notes are an integral part of these condensed financial statements

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2011

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

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of February 28, 2011 and 2010 and for the three and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Condensed Balance Sheet as of February 28, 2011, Condensed Statements of Operations for the three and six months ended February 28, 2011 and 2010, and Condensed Statements of Cash Flows for the six months ended February 28, 2011 and 2010, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three and six months ended February 28, 2011 are not necessarily indicative of results to be expected for the year ending August 31, 2011 or for any future interim period. In addition, the balance sheet data at August 31, 2010 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on January 7, 2011.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  16,350,000 warrants with an exercise price of $2.00 and 32,700,000 Series A preferred shares, convertible into 32,700,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

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

As of February 28, 2011 and August 31, 2010, the Company has the following investments in Life Settlement contracts:

	Number of contracts	Estimated fair value	Face value
2August 31, 2010	5	$ 12,313,897	$ 40,000,000
February 28, 2011	26	$ 62,331,953	$ 178,638,580

Number of contracts	Life Expectancies	Face value	Carrying Value
-	0-1 Years	$-	$-
-	1-2 Years	$-	$-
1	2-3 Years	$10,000,000	$5,603,898
2	3-4 years	$13,000,000	$5,813,704
3	4-5 Years	$31,000,000	$14,680,005
20	Thereafter	$124,638,580	$36,234,346

For the three and six months ending February 28, 2011, the investments experienced an unrealized gain net of premiums paid of $10,742,217 and $29,192,918, respectively (2010 - $nil.) During these same periods, the Company recognized a realized gain of $0 and $2,237,500, respectively (2010- $nil).

Included in insurance purchase escrow is $2,650,000 towards the purchase of Life Settlement contracts, which were held in escrow at February 28, 2011 (August 31, 2010 - $2,200,000). Funds are placed into escrow when the Company has made an offer for the acquisition of a Life Settlement policy or is contemplating making an offer.

The fair value of Life Settlement contracts is based on information available to the Company at period end. The Company considers the following factors in its fair value estimates: cost at date of purchase; recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer; standard actuarially developed mortality tables and industry life expectancy reports. The company uses life expectancy reports that have been issued no later than 24 months from the ending date of the quarter being reported. Life expectancy reports are currently ordered from any two of the following life expectancy providers; AVS, 21st Century, EMSI, ISC, and Fasano. The company considers that the underlying methodology of the life expectancy providers is an adequate gauge for calculating health status of the individual insured. Life expectancy data is used to simulate random possibilities of maturity, which form the basis for a statistical calculation that underlies our market valuations.

The fair value of the Life Settlement contracts are estimated using present value calculations. The following assumptions were used at February 28, 2011 and August 31, 2010:

Dataset	VBT ALB Mortality Table
Expected premium growth	5%
Mortality rates	Standard life expectancy
Discount rate	11.8%

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended February 28, 2011 is as follows:

Total Pool Benefit	$178,638,580
Average predicted period until final pool maturity	8.15
Average simulated maturities over age 90	41%
Average age at February 28, 2011	80.31
Average age at maturity	88.26
Premiums paid to date	2,234,088

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

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock, with a par value of $0.00001. During the six month period ended February 28, 2011, the Company issued 19,200 (2010 – Nil) shares of Series A convertible preferred stock. In connection with the issuance of each Series A convertible preferred stock, the Company issued 1,000 warrants. Each warrant entitles the holder to purchase one share of common stock at exercise prices  ranging from $2.00 - $4.00 per share of common stock.

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

The holders of the shares of Series A preferred stock have the right to redeem the Series A preferred stock only upon existence of a Redemption Event. A Redemption Event is described as:

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

Each share of Series A preferred stock is entitled to receive a dividend at the rate of 12.5% per annum.  Dividends are payable, at the option of the Company, in cash or in common  stock. Dividends are payable semi-annually on the last day of June and December, with the first dividend payment date being December 31, 2010. On January 18, 2011 the Company paid dividends due on December 31, 2010 with the issuance of 993,921 shares of common stock valued at $2,286,018.

During the six months ended February 28, 2011, the issuance of the Series A Preferred Shares with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares.  Accordingly,  the Company recorded deemed dividends in the aggregate amount of $19,200,000  attributable to the beneficial conversion feature in connection with the private placement of the 19,200 Series A preferred shares issued in the period.

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

During the six month period ended February 28, 2011 the Company issued 355,007 shares for consulting agreements to arms-length parties for various consulting services. The aggregate share value was $745,515.

During the six month period ended February 28, 2011 the Company issued 50,000 shares for Board of Directors. The aggregate share value was $105,000.

During the six month period ended February 28, 2011 the Company issued 993,921 shares of common stock as payment for the 12.5% dividend on the Series A Preferred stock. These shares were valued at $2,286,018

B.

During the six month period ended February 28, 2011, the Company also issued 19,200,000 warrants pursuant to the issuance of 19,200 Series A convertible preferred shares (Note 6).

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2010
Issued	19,500,000	2.08	5 years
Additions as of February 28, 2011
Issued	19,200,000	-	5 years

Balance as at February 28, 2011	38,700,000	2.54	4.74 years

The following warrants were outstanding and exercisable at February 28, 2011:

Number of warrants	Exercise price	Expiration date
6,000,000 2,500,000 2,500,000 2,500,000 2.500,000 1,750,000 1,750,000 1,500,000 1,500,000 2,000,000 2,000,000 500,000 500,000 1,250,000 1,250,000 125,000 125,000 750,000 750,000 500,000 500,000	.01 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00 2.00 4.00

June 15, 2015

July 22, 2015

July 22, 2015

August 9, 2015

August 9, 2015

August 31, 2015

August 31, 2015

September 27, 2015

September 27, 2015

October 14, 2015

October 14, 2015

October 25, 2015

October 25, 2015

November 3, 2015

November 3, 2015

November 3, 2015

November 3, 2015

November 5, 2015

November 5, 2015

November 30, 2015

November 30, 2015

225,000	2.00	December 21, 2015
225,000 125,000	4.00 2.00	December 21, 2015 December 22, 2015
125,000 125,000	4.00 2.00	December 22, 2015 January 25, 2016
125,000 500,000	4.00 2.00	January 25, 2016 January 25, 2016
500,000 650,000	4.00 2.00	January 25, 2016 January 31, 2016
650,000 125,000	4.00 2.00	January 31, 2016 February 11, 2016
125,000 125,000	4.00 2.00	February 11, 2016 February 18, 2016
125,000 600,000	4.00 2.00	February 18, 2016 February 28, 2016
600,000 500,000	4.00 2.00	February 28, 2016 February 28, 2016
500,000	4.00	February 28, 2016
38,700,000

6. COMMITMENTS

 Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in Life Settlement contracts, intact. At February 28, 2011, the premiums to be paid for each of the five succeeding years are as follows:

Year	Amount

2011	$3,261,883
2012	10,904,734
2013	11,122,947
2014	11,338,268
2015	11,548,648
Thereafter	162,641,869

$210,818,349

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a level 3 financial instrument and that it has no level 1 or level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of February 28, 2011:

Unquoted Life Settlement policies
Beginning balance	$12,313,897
Transfers in:
Purchases of life settlement contracts	19,118,000
Unrealized gain	31,162,556
Transfers out:
Carrying value of matured contract	(262,500)

Ending balance	$62,331,953

8. INCOME TAXES

Income tax expense:

	2011	2010

Current	$63,213	$-
Deferred	13,762,238	1,524,558

Income tax provision	$13,825,451	$1,524,558

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 47% is primarily attributable to the affect of state and local taxes.

As of August 31, 2010, we have approximately $318,000 of federal and state net operating loss carry-forwards, available to offset future taxable income, if any. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of life settlement contracts.

As of February 28, 2011 The Company has not filed income tax returns since inception in the United States and Canada. Both taxing authorities prescribe penalties for failing to file certain tax returns and supplemental disclosures. Upon filing there could be penalties and interest assessed. Such penalties vary by jurisdiction and by assessing practices and authorities. As the Company has incurred losses since inception there would be no known or anticipated exposure to penalties for income tax liability. However, certain jurisdictions may assess penalties for failing to file returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. Management has considered the likelihood and significance of possible penalties associated with its current and intended filing positions and has determined, based on their assessment, that such penalties, if any, would not be expected to be material.

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

Overview

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

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the fair value method.  As of February 28, 2011 and August 31, 2010, the total of our investment in life settlements held for our own account was valued at $62,331,953 and $12,313,897, respectively.

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended February 28, 2011.

We evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life in combination with the Internal Revenue Service rules and guidelines for depreciable lives for specific types of assets.

We are required to estimate our income taxes.  This process involves estimating our current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes.  These differences result in deferred tax assets and liabilities.  We then assess the likelihood that our deferred tax assets will be recovered from future taxable income, and, to the extent we believe that recovery is not likely, we establish a valuation allowance.  To the extent we establish a valuation allowance or increase this allowance in a period, we include a tax provision or reduce our tax benefit in the statements of operations.  We use our judgment to determine our provision or benefit for income taxes, deferred tax assets and liabilities and any valuation allowance recorded against our net deferred tax assets.

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

Comparison of the three and six months ended February 28, 2011 and 2010

We reported net income of $4,781,913 and $15,826,306 respectively for the three  and six months ended February 28, 2011 (the “Second Quarter of this year”), compared to net loss of $7,314 and 18,164 respectively for the three months and six months ended February 28, 2010 (the “Second Quarter of last year”).  The company had limited operations during the six months ended February 28, 2010.

Expenses: Operating and administrative expenses increased from $7,314 and $18,164 for the three months and six months ended February 28, 2010 respectively to $708,814 and 1,778,661 for the three  and six months ended February 28, 2011 respectively as the Company retained personnel, leased office space,  and continued active operations. The decrease in expenses from the first quarter to the second quarter 2011 can be attributed to less spending on marketing budgets. Initial payments to marketing projects were made in the first quarter. These were one time charges.

Other Income: Total other income increased from $Nil for the three and six months ended February 28, 2010 respectively to $10,742,217 and $31,430,418 for the three  and six months ended February 28, 2011 respectively. Unrealized gains net of premiums paid were $10,742,217 and $29,192,918 for the three and six months ended February 28, 2011, due to fair market valuation of pool policies. Realized gains from the maturity of life settlement policies were $Nil and $2,237,500 for the three and six months ended February 28, 2011.

Income Taxes: Income tax expense increased from $Nil for the three and six months ended February 28, 2010 to $5,251,490 and $13,825,451 for the three and six months ended February 28, 2011 respectively . An increase of $13,762,239 in addition to the previous year’s liability of $1,524,558 resulted from recalculation of the fair value of the company’s life settlement portfolio. The deferred tax liability of $15,286,796 is based on our collection of the unrealized gain reflected in our financial statements.

Liquidity and Capital Resources

Operating Activities: Net cash flows used in operating activities for the six months ended February 28, 2011 was $3,666,789.  Net cash used in Investing Activities was $16,618,000 arising from purchases of life settlement contracts. Net cash provided by financing activities was $19,200,000 from the sales of Series A preferred stock. This resulted in a decrease of cash of $1,084,789. Sources of cash flow resulted primarily from capital raising activities of $19,200,000.

The company establishes and analyzes its premium reserves on a monthly basis. Once an adequate reserve level is met, the company weighs additions to its portfolio based on the future value of the investment and the future impact the premium commitment will have on its liquidity. Since the company is still building a carefully weighted portfolio it must meet future liquidity needs through the issuance of debt instruments and the sale of equity. It is anticipated that as the pool expands and policy mature the resultant cash flows will enable the company to satisfy the company’s liquidity needs though policy maturities.

Working Capital and Capital Availability: As of February 28, 2011, we had working capital of $5,056,276.  We expect to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. During the next twelve months we anticipate that we will not generate significant cash income from operations. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. As our portfolio matures, we expect that our capital needs will subside.

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

•

As of February 28, 2010 the Company did not have a separate Audit Committee - the entire Board of Directors acted as the Company's Audit Committee.

•

On April 5, 2011 the Board of Directors of the Company formed an Audit Committee.

•

The Company experienced difficulty with respect to evaluation, presentation, and disclosure of certain equity transactions and the fair value of financial instruments.

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2011, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i)5,950 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 5,950 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

April 8, 2011	/s/ Moshe Oratz
Moshe Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which signed	Date

/s/ Moshe Oratz
Moshe Oratz	President and Chief Executive Officer (Principal Executive Officer)	April 8, 2011
/s/ Avrohom Oratz
Avrohom Oratz	Treasurer and Chief Financial Officer (Principal Financial Officer)	April 8, 2011