Form 10-Q/A
period 2011-02-28
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-04-14
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

Yes      . No      ..

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

Explanatory Note –

Absolute Life Solutions, Inc  (the “Company”) is filing this amendment to its Quarterly Report on Form 10-Q for the quarterly  period ended February 28, 2011, which was originally filed with the Securities and Exchange Commission (“SEC”) on April 8, 2011 (the “Original Filing”), to amend the information regarding Subsequent Events  described in Note 9 to the financial statements.

This Form 10-Q/A amends the following items in the Company’s Original Filing:

Part I – Item 1 –Financial Statements

Part II – Item 6 – Exhibits

For the convenience of the reader, this Form 10-Q/A sets forth the Quarterly Report on Form 10-Q in its entirety. Other than as described above, none of the other disclosures in the Original Filing have been amended or updated. Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s subsequent filings to the Original Filing with the SEC.

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

The fair value of Life Settlement contracts is based on information available to the Company at period end. The Company considers the following factors in its fair value estimates: cost at date of purchase; recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer; standard actuarially developed mortality tables and industry life expectancy reports. The company uses life expectancy reports that have been issued no later than 24 months from the ending date of the quarter being reported. Life expectancy reports are currently ordered from any two of the following life expectancy providers; AVS, 21 st  Century, EMSI, ISC, and Fasano. The company considers that the underlying methodology of the life expectancy providers is an adequate gauge for calculating health status of the individual insured. Life expectancy data is used to simulate random possibilities of maturity, which form the basis for a statistical calculation that underlies our market valuations.

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

9. SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Company sold an additional 250 shares of Series A Preferred Stock . Additionally, on April 7, 2011, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with a purchaser pursuant to which we sold an aggregate of (i) 7,500 shares of our Series A 12.5% Convertible Preferred Stock (the "Series A Preferred Stock"), which shares of Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 7,500,000 shares of common stock (the "Investor Warrants"), half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share.

In connection with the issuance of the Preferred Stock, we entered into a Registration Rights Agreement with the purchaser, pursuant to which we agreed to use our best efforts to register the shares of common stock underlying the Preferred Stock and the Warrants.

 In connection with the transaction set forth above, the Company also authorized the establishment of  and sale of up to 25,000 shares of  Series B 12½% Convertible Preferred Stock (the "Series B Preferred Stock") which shares have a stated value of $1,000.00 per share and are convertible into shares of Common Stock at an initial conversion price of $1.00 per share.

The holders of  Series B Convertible Preferred Stock will receive warrants to purchase an aggregate of 1,050 shares of Common Stock (the Series B Investor Warrants, 500 of which are exercisable at an initial exercise price of $2.00 per share and 550 of which are exercisable at an initial exercise price of $4.00 per share).  The Series B Investor Warrants have a term of five (5) years.

In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder will receive an additional 50 Series B Warrants exercisable at $4.00 for each share of Preferred Stock so exchanged.

Additionally, in connection with the Securities Purchase Agreement referred to above, Moshe Oratz, the former President and Chief Executive Officer of the Company, granted transferable divisible options to the Purchaser, and an affiliate of the Purchaser, to collectively purchase 20,000,000 shares of Common Stock at an exercise price of $0.005 per share (the "CS Options") from CS Master Holdings, LLC, a limited liability company of which Mr. Oratz is the sole member and manager. The CS Options are exercisable at any time through April 6, 2016, and contain a provision limiting the beneficial  ownership of the holder in the Company stock to 4.99% at any time.

The Holders of the Series B Preferred Stock will have registration rights similar to the existing holders of the Series A Preferred Stock.   The holders of the requisite percentage of the Series A Preferred Stock have consented to an extension of the date for the filing of the Registration Statement to June 30, 2011 and to the inclusion of the Common Stock issuable on conversion of the Series B Preferred Stock and on exercise of the additional warrant issued to the exchanging shareholders. The Common Stock underlying the CS Options have no registration rights. To date, the Company has sold 40,450 shares of Series A Preferred Stock, of which holders of 6,000 shares have agreed to exchange for Series B Preferred Stock.  There are currently 34,450 shares of Series A Preferred Stock outstanding.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“ SEC ”), including our Annual Report on Form 10-K/A for the year August 31, 2010 (“ Fiscal 2010 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

▪

actual or anticipated fluctuations in our quarterly and annual operating results;

▪

actual or anticipated product constraints;

▪

decreased demand resulting from changes in laws;

▪

product and services announcements by us or our competitors;

▪

loss of any of our key executives;

▪

regulatory announcements, proceedings or changes;

▪

competitive product developments and legal developments;

▪

any business combination we may propose or complete;

▪

any financing transactions we may propose or complete; or

▪

broader industry and market trends unrelated to its performance.

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

Comparison of the three and six months ended February 28, 2011 and 2010

We reported net income of $4,781,913 and $15,826,306 respectively for the three  and six months ended February 28, 2011 (the “ Second Quarter of this year ”), compared to net loss of $7,314 and 18,164 respectively for the three months and six months ended February 28, 2010 (the “ Second Quarter of last year ”).  The company had limited operations during the six months ended February 28, 2010.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Accounting Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

April 14, 2011	/s/ Avrohom Oratz
Avrohom Oratz, President , Chief Executive Officer, Treasurer and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President, Chief Executive Officer, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)	April 14, 2011