Form 10-Q
period 2011-05-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-07-15
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2011

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

Yes  X . No      .

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

Yes      . No  X ..

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 85,324,597 shares of common stock as of July 15, 2011.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2011

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED BALANCE SHEETS

	May 31, 2011 (unaudited)	August 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$6,495,967	$3,498,525
Accounts receivable	192,000	-
Insurance purchase escrow	675,000	2,200,000
Receivable under reverse repurchase agreement	2,701,355	-
Prepaid expenses	17,892	87,651
Total current assets	10,082,214	5,786,176
Equipment, net	96,070	114,036
Security deposit	56,688	56,688
Investment in life settlement contracts	86,721,878	12,313,897
TOTAL ASSETS	$96,956,850	$18,270,797
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$52,299	$362,896
Total current liabilities	52,299	362,896
Deferred income taxes	20,002,801	1,524,558
TOTAL LIABILITIES	20,055,100	1,887,454

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A 12.5% convertible preferred stock; 41,950 Series A issued and outstanding ( August 31, 2010 - 13,500 issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; 8,850 Series B issued and outstanding ( August 31, 2010 - 0 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 82,973,928 issued and outstanding) (August 31, 2010 - 80,060,000 issued and outstanding)	830	801
Additional paid in capital	92,196,457	14,249,938
Retained earnings (accumulated deficit)	(15,295,537)	2,132,604
Total Stockholders' Equity	76,901,750	16,383,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$96,956,850	$18,270,797

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months ended May 31, 2011	Three months ended May 31, 2010	Nine months ended May 31, 2011	Nine months ended May 31, 2010

Sales, general and administrative expenses	$ (681,094)	$ (5,795)	$ (2,459,755)	$ (23,959)

Other income
Unrealized gain on investment in life settlement contracts net of premiums paid	11,633,011	-	40,825,929	-
Realized gain on maturity of life settlement contract	-	-	2,237,500	-
Interest income	32,446	-	32,446	-

Income ( loss) before income tax	10,984,363	(5,795)	40,636,120	(23,959)
Income tax provision	(4,652,792)	-	(18,478,243)	-
Net income (loss)	6,331,571	(5,795)	22,157,877	(23,959)

Deemed dividend on issuance of Series A and Series B Preferred Stock	(18,100,000)	-	(37,300,000)	-
Dividend on Convertible Preferred Stock	-	-	(2,286,018)	-
Net loss applicable to common shareholders	$ (11,768,429)	$ (5,795)	$ (17,428,141)	$ (23,959)

Basic earnings(loss) per common share	$ (0.13)	$ (0.00)	$ (0.20)	$ (0.00)
Diluted earnings(loss) per common share	$ (0.13)	$ (0.00)	$ (0.20)	$ (0.00)

Basic weighted average shares outstanding	88,934,798	80,060,000	88,200,908	80,060,000
Diluted weighted average shares outstanding	88,934,798	80,060,000	88,200,908	80,060,000

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended May 31, 2011	Nine months ended May 31, 2010
OPERATING ACTIVITIES
Net income (loss)	$22,157,877	$(23,959)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations

Issuances of common stock for services	1,060,530	-

Unrealized changes in fair value of life settlement contracts	(45,933,932)	-
Realized gain on maturity of life settlement contract	(2,237,500)	-
Depreciation	17,966	-
Deferred income taxes	18,478,243	-
Donated services	-	6,000

Changes in operating assets and liabilities
Accounts receivable	(192,000)	-
Insurance purchase escrow	1,525,000	-
Prepaid expenses	69,759	-
Accounts payable and accrued expenses	(310,597)	43,863

Net cash (used in) provided by operating activities	(5,364,654)	25,904

INVESTING ACTIVITIES
Purchase of life settlements	(28,736,549)	-
Proceeds from maturity of life settlement contract	2,500,000	-
Investment in reverse repurchase agreement	(2,861,355)
Maturity of reverse repurchase agreement	160,000	-
Acquisition of equipment	-	(25,904)

Net cash used in investing activities	(28,937,904)	(25,904)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	37,300,000	-

Net cash provided by financing activities	37,300,000	-

Change in cash and cash equivalents	2,997,442	-

Cash and cash equivalents, beginning	3,498,525	-

Cash and cash equivalents, ending	$6,495,967	$-

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2011

1. NATURE AND CONTINUANCE OF OPERATIONS

Absolute Life Solutions, Inc. (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006 and was in the business of the acquisition and exploration of mineral resources.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of May 31, 2011 and 2010 and for the three months and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Condensed Balance Sheet as of May 31, 2011, Condensed Statements of Operations for the three months and nine months ended May 31, 2011 and 2010, and Condensed Statements of Cash Flows for the nine months ended May 31, 2011 and 2010, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and nine months ended May 31, 2011 are not necessarily indicative of results to be expected for the year ending August 31, 2011 or for any future interim period. In addition, the balance sheet data at August 31, 2010 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying condensed financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K/A, which was filed with the SEC on January 7, 2011.

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

Cash and Cash Equivalents

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Receivable Under Reverse Repurchase Agreement

Transactions involving purchases of life settlement contracts under agreements to resell (reverse repurchase agreements or reverse repos) are accounted for as collateralized financings except where the Company does not have an agreement to sell the same or substantially the same life settlement contracts before maturity at a fixed or determinable price. The Company's policy is to obtain possession of collateral with a fair value equal to or in excess of the principal amount loaned under resale agreements.

At May 31, 2011 the Company held life settlement contracts as collateral in the amount of $2.7 million, which are reflected as reverse repurchase agreement on the Condensed Balance Sheets. These life settlement contracts have a face value of $67.1 million and a term remaining in excess of three months. In the event that the counterparty does not exercise or abandons its rights under the repurchase agreement or upon expiration of the repurchase agreement on September 30, 2011, the Company will recognize these assets as investment in life settlement contracts.

The Company follows the provisions of ASC 860, Transfers and Servicing which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.

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

The Company will recognize the difference between the death benefits and the carrying value of the policy when the Company determines that settlement and ultimate collection is realizable and reasonably assured. Revenue from a transaction must meet both criteria in order to be recognized. Revenue is generally considered realized when cash is received for the sale of a product or performance of a service. Revenue generally becomes realizable when a promise to pay is received in exchange for the sale of a product or performance of a service. The promise to pay could be verbal (account receivable) or written (note receivable). Revenue is generally earned when a legally enforceable exchange takes place (e.g., consideration has been tendered and the buyer takes possession of the product or benefits from the performance of a service). The Company recognizes gains (revenue) from life insurance contracts that the company owns upon one of the two following events:

1) Receipt of death notice or verified obituary of insured

2) Sale of policy and filing of change of ownership forms and receipt of payment

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash, accounts receivable, receivable under reverse repurchase agreement, accounts payable, and accrued expenses are estimated to be equal to their carrying value due to the short-term nature of these instruments. Investments in life settlement contracts are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, Fair Value Measurements and Disclosures which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments. (See Note 7).

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method.  25,400,000 warrants with an exercise price of $2.00 and 50,800,000 Series A and Series B preferred shares, convertible into 50,800,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

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

As of May 31, 2011 and August 31, 2010, the Company has the following investments in life settlement contracts:

	Number of contracts	Estimated fair value	Face value
August 31, 2010	5	$12,313,897	$40,000,000
May 31, 2011	38	$86,721,878	$268,101,150

Number of contracts	Life Expectancies	Face Value	Fair Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,659,427
-	2-3 years	-	-
6	3-4 years	74,000,000	34,885,155
4	4-5 years	26,200,000	9,447,822
27	Thereafter	$157,901,150	$36,729,474

For the three months and nine months ending May 31, 2011, the investments experienced an unrealized gain net of premiums paid of $11,633,011 and $40,825,929, respectively (2010 - $nil). During these same periods, the Company recognized a realized gain of $0 and $2,237,500, respectively (2010- $nil).

Included in insurance purchase escrow is $675,000 towards the purchase of life settlement contracts, which were held in escrow at May 31, 2011 (August 31, 2010 - $2,200,000). Funds are placed into escrow when the Company has made an offer for the acquisition of a life settlement policy or is contemplating making an offer.

The fair value of life settlement contracts is based on information available to the Company at period end. The Company considers the following factors in its fair value estimates: cost at date of purchase; recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer; standard actuarially developed mortality tables and industry life expectancy reports. The Company uses life expectancy reports that have been issued no later than 24 months from the ending date of the quarter being reported. Life expectancy reports are currently ordered from any two of the following life expectancy providers; AVS, 21st Century, EMSI, ISC and Fasano. The Company considers that the underlying methodology of the life expectancy providers is an adequate gauge for calculating health status of the individual insured. Life expectancy data is used to simulate random possibilities of maturity, which form the basis for a statistical calculation that underlies our market valuations.

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at May 31, 2011:

Dataset	VBT ALB Mortality Table
Expected premium growth	5%
Mortality rates	Standard life expectancy
Discount rate	14%

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended May 31, 2011 is as follows:

Total Pool Benefit	$268,101,150
Average predicted period until final pool maturity	9.16 yrs
Average simulated maturities over age 90	55%
Average age at May 31, 2011	81
Average age at maturity	91

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

4. PREFERRED STOCK

The total number of preferred shares authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.00001. These preferred shares have no rights to voting, profit sharing or liquidation.

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock (the “Series A Preferred Stock”), with a par value of $0.00001. Effective April 7, 2011, an additional 25,000 preferred shares have been designated as Series B 12.5% convertible preferred stock (the “Series B Preferred Stock”), with a par value of $0.00001. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder becomes a Series B holder and is entitled to receive an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged. During the nine month period ended May 31, 2011, the Company issued 34,450 (2010 – Nil) shares of Series A  Preferred Stock, of which holders of 6,000 shares have agreed to exchange for Series B Preferred Stock and issued 2,850 of Series B Preferred Stock. In connection with the issuance of each Series A Preferred Stock, the Company issued 1,000 warrants (500 exercisable at $2.00 per share and 500 exercisable at $4 per share of common stock). In connection with the issuance of each share of Series B  Preferred Stock, the Company issued 1,050 warrants (500 exercisable at $2.00 per share and 550 exercisable at $4 per share of common stock).

The Series A convertible preferred shares were issued at $1,000 per share and each Series A convertible share is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share. The Series A convertible preferred shares are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

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

Dividends are payable at the rate of 12.5% per annum, in cash or in common stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December, with the next dividend payment date being June 30, 2011.

The Series B convertible preferred shares were issued at $1,000 per share and each Series B convertible share is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share. The Series B convertible preferred shares are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

The holders of the shares of Series B Preferred Stock have the right to redeem the Series B Preferred Stock only upon existence of a Redemption Event. A Redemption Event is described as:

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

If the holder redeems the Series B preferred shares, the Company will be obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by  102%, if the  redemption occurs within  5 years  from the  initial issuance;  (ii) or by  100% if  the redemption occurs after the 5 years. In addition, upon redemption, the Company must pay unpaid dividends through the date of such payment.

Dividends are payable at the rate of 12.5% per annum, in cash or in common  stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December, with the next dividend payment date being June 30, 2011.

On January 18, 2011 the Company paid dividends due on December 31, 2010 with the issuance of 993,921 shares of common stock valued at $2,286,018.

During the nine months ended May 31, 2011, the issuance of the Series A and Series B Preferred Stock with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares. Accordingly, pursuant to GAAP, the Company recorded deemed dividends in the aggregate amount of $37,300,000  attributable to the beneficial conversion feature in connection with the private placement of the 34,450 Series A preferred shares and 2,850 Series B preferred shares issued in the period.

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

During the nine month period ended May 31, 2011 the Company issued 355,007 shares of common stock for consulting agreements to arms-length parties for various consulting services. The aggregate share value was $745,515.

During the nine month period ended May 31, 2011 the Company issued 150,000 shares of restricted common stock to officers and directors with a grant date fair value of approximately $315,000.

During the nine month period ended May 31, 2011 the Company issued 993,921 shares of common stock as payment for the 12.5% dividend on the Series A Preferred Stock. These shares were valued at $2,286,018.

B.

During the nine month period ended May 31, 2011, the Company also issued 37,742,500 warrants pursuant to the issuance of 28,450 Series A and 8,850 Series B convertible preferred shares.

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average Exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2010
Issued	19,500,000	2.08	5 years
Additions as of May 31, 2011
Issued	37,742,500	-	5 years

Balance as at May 31, 2011	57,242,500	2.69	4.58 years

As of May 31, 2011, there were 57,242,500 warrants outstanding and exercisable with expiration dates commencing June 2015 through June 2016.

6. COMMITMENTS

Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. At May 31, 2011, the premiums to be paid for each of the five succeeding years are as follows:

Year	Amount
2011	$9,340,255
2012	16,011,866
2013	16,011,868
2014	15,952,468
2015	15,952,470
Thereafter	192,142,206

$265,411,133

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of May 31, 2011:

Unquoted Life Settlement policies
Beginning balance	$12,313,897
Transfers in:
Purchases of life settlement contracts	28,736,549
Unrealized gain	45,933,932
Transfers out:
Carrying value of matured contracts	(262,500)

Ending balance	$86,721,878

8. INCOME TAXES

Income tax expense:

	2011	2010

Current	$-	$-
Deferred	18,478,243	1,524,558

Income tax provision	$18,478,243	$1,524,558

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items we report separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 45% is primarily attributable to the affect of state and local taxes.

As of August 31, 2010, we have approximately $398,000 of federal and state net operating loss carry-forwards, available to offset future taxable income, if any. Deferred tax liabilities represent the difference between the financial reporting and income tax bases of life settlement contracts.

As of May 31, 2011, the Company has filed income tax returns through the fiscal 2009 tax year. As the Company has incurred losses since inception there were no penalties assessed for income tax liability. However, certain jurisdictions may assess penalties for failing to file tax returns and other disclosures and for failing to file other supplementary information associated with foreign ownership, debt and equity positions. Inherent uncertainties arise over tax positions taken with respect to transfer pricing, related party transactions, tax credits, tax based incentives and stock based transactions. The penalties assessed for failing to file tax returns and other disclosures were immaterial to the financial statements taken as a whole.

9. SUBSEQUENT EVENTS

On June 24, 2011, the Board of Directors authorized that the Company issue 2,350,669 shares of common stock as payment of the 12.5% dividend for June 30, 2011 on the Series A Preferred Stock and Series B Preferred Stock. Additionally, the Board of Directors authorized that the Company issue 100,000 shares of restricted common stock to Krieger & Prager, LLP or its designees.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements .

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

Overview

Absolute Life Solutions, Inc. (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006 and was in the business of the acquisition and exploration of mineral resources.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We value all of our investments in life settlement contracts using the fair value method.  As of May 31, 2011 and August 31, 2010, the total of our investment in life settlements held for our own account was valued at $86,721,878 and $12,313,897, respectively.

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended May 31, 2011.

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

Results of Operations

Our results of operations for the nine months ended May 31, 2011, consisted of unrealized gains net of premiums paid and realized gains on maturity of life settlement policies less operating and administrative expenses for personnel, leased office space and professional fees and income tax expense.

Comparison of the three and nine months ended May 31, 2011 and 2010

Net Income: We reported net income of $6,331,571 and $22,157,877 respectively for the three  and nine months ended May 31, 2011 (the “ Third Quarter of this year ”), compared to a net loss of $5,795 and $23,959 respectively for the three months and nine months ended May 31, 2010 (the “ Third Quarter of last year ”).  The company had limited operations during the nine months ended May 31, 2010.

Expenses: Operating and administrative expenses increased from $5,795 and $23,959 for the three months and nine months ended May 31, 2010 respectively to $681,094 and $2,459,755 for the three months and nine months ended May 31, 2011 respectively as the Company retained personnel, leased office space, and commenced active operations. Expenses were relatively flat in the third quarter of this year as compared to the prior quarter. The decrease in expenses from the first quarter to the third quarter of 2011 can be attributed to decreased spending on marketing projects.  Initial payments to marketing projects were made in the first quarter. These were one time charges.

Other Income: Total other income increased from $Nil for the three months and nine months ended May 31, 2010 respectively to $11,665,457 and $43,095,875 for the three  and nine months ended May 31, 2011 respectively. Unrealized gains net of premiums paid were $11,633,011 and $40,825,929 for the three and nine months ended May 31, 2011, due to fair market valuation of pool policies. Realized gains from the maturity of life settlement policies were $0 and $2,237,500 for the three months and nine months ended May 31, 2011. Interest income from reverse repurchase agreement were $32,000 for the three months and nine months ended May 31, 2011.

Income Taxes: Income tax expense increased from $Nil for the three months and nine months ended May 31, 2010 to $4,652,792 and $18,478,243 for the three and nine months ended May 31, 2011 respectively . An increase of $18,478,243 in addition to the previous year’s liability of $1,524,558 resulted in a deferred tax liability of $20,002,801 which is primarily attributable to the unrealized gain from an increase in the fair value of the Company’s life settlement portfolio.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended May 31, 2011 was $5,364,654.  Net cash used in investing activities was $28,937,904 arising from purchases of life settlement contracts partially offset by proceeds received from maturity and sale of life settlement contracts. Net cash provided by financing activities was $37,300,000 from the sales of Series A and Series B preferred stock. This resulted in an increase of cash of $2,997,442. Sources of cash flow resulted primarily from capital raising activities of $37,300,000.

The company establishes and analyzes its premium reserves on a monthly basis. Once an adequate reserve level is met, the company weighs additions to its portfolio based on the future value of the investment and the future impact the premium commitment will have on its liquidity. Since the company is still building a carefully weighted portfolio it must meet future liquidity needs through the issuance of debt instruments and the sale of equity. It is anticipated that as the pool of policies expands and policies mature the resultant cash flows will enable the company to satisfy the company’s liquidity needs though such maturities.

Working Capital and Capital Availability: As of May 31, 2011, we had working capital of $10,029,915.  We expect to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. During the next twelve months we anticipate that we will not generate significant cash from operations. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. As our portfolio matures, we expect that our capital needs will subside.

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

The Company constituted an Audit Committee on April 4, 2011, to be involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. Additionally, the Company appointed Joshua Yifat as the Chief Financial Officer and Treasurer effective April 15, 2011. Other than those listed, there were no changes in our internal controls over financial reporting during the quarter ended May 31, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2011, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i)15,250 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 15,250,000 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

During the quarter ended May 31, 2011, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i)2,850 shares of our Series B Preferred Stock, which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 2,992,500 shares of common stock, 1,425,000 of which are exercisable at an initial exercise price of $2.00 per share and 1,567,500 of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder becomes a Series B holder and is entitled to received an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 5. Other Information.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

July 15, 2011	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President, Chief Executive Officer, (Principal Executive Officer )	July 15, 2011