Form 10-K
period 2011-08-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2011-12-14
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

____________________

FORM 10-K

  X . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2011

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

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of February 28, 2011 (second quarter prior to the end of our fiscal year) was approximately $49,498,285 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of December 12, 2011, was 85,424,597 shares.

PART I

ITEM 1.  BUSINESS.

Since June 1, 2010, our primary operations consist of the business and operations of the acquisition of life settlement transactions. Therefore, we are disclosing information about the life settlement business, financial condition, and management in this Form 10-K. In this Form 10-K, references to the “Company” refer to the Company as currently constituted.

Our History

We were incorporated under the name of Shimmer Gold, Inc. on September 7, 2006 in the State of Nevada. In January 2010, we discontinued our business operations and transferred those operations and the assets relating thereto to Shawn Balaghi, our former president and director. In January 2010, our then existing shareholders sold 99% of their issued and outstanding common stock to YSY Enterprises, Inc. In May 2010, YSY Enterprises, Inc. sold its ownership interest to our current shareholders. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. On May 24, 2010, the board of directors and stockholders approved a 10-for-1 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, we changed our name to “Absolute Life Solutions, Inc.” We changed our trading symbol to ALSO.OB.  We are now a specialty financial services company engaged in the purchase of life settlements. Our offices are located at 45 Broadway, New York, NY  10006.

We sold to date an aggregate of (i) 47,950 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, subject to standard anti-dilution provisions, (ii) 2,850 shares of our Series B 12.5% Convertible Preferred Stock (the “Series B Preferred Stock”), which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 51,242,500 shares of common stock (the “Investor Warrants”), 25,400,000 of which are exercisable at an initial exercise price of $2.00 per share and 25,842,500 of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. To date, we have received aggregate gross cash proceeds of $50,800,000 from these transactions (the “Private Placements”). In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock. Each exchanging Series A holder received an additional 50 Warrants exercisable at $4.00 for each share of Preferred Stock so exchanged. As a result of this exchange, there were 41,950 shares of Series A Preferred Stock and 8,850 shares of Series B Preferred Stock outstanding as of August 31, 2011.

In connection with the issuance of the Series A and Series B Preferred Stock, we entered into Registration Rights Agreements with the purchasers, pursuant to which we agreed to use our best efforts to register the shares of common stock underlying the Preferred Stock.

As at August 31, 2011, there were issued and outstanding securities of the Company on a fully diluted basis as follows:

•

85,424,597 shares of our common stock held by the present stockholders;

•

41,950,000 shares of our common stock reserved for issuance on conversion of our outstanding Series A Preferred Stock;

•

8,850,000 shares of our common stock reserved for issuance on conversion of our outstanding Series B Preferred Stock;

•

51,242,500 shares of our common stock reserved for issuance under our Investor Warrants;

•

9,000,000 shares of our common stock reserved under our equity incentive plan; and

•

6,000,000 shares of our common stock reserved for issuance pursuant to warrants issued under Consulting Agreements.

Introduction

A life settlement is the sale of an existing life insurance policy by a policy owner (frequently, but not always the insured) to a third-party investor for more than the policy’s cash surrender value but less than its net death benefit. Most life insurance policies contain assignment clauses and change of ownership clauses that the courts have recognized provide the owner with a right of resale of its personal property. This practice has become a common component in financial management over the last 15 years.

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

Data from the American Council of Life Insurers shows that the voluntary termination rates for individual policies has dropped steadily from 6.6% in 2002 to 5.7% in 2009. Because the decline in the lapse rate coincides with the increasing number of reported life settlement transactions, we believe this indicates that more policyholders are choosing to sell their policies in life settlement transactions rather than voluntarily terminating these policies. While there is limited statistical information available on the more-likely-to-settle-segments, such as universal life contracts discussed earlier, our assumption is they are a significant contributor to this trend. We believe this corroborates predictions that the life settlement market will continue to grow in size as these transactions become more familiar to policyholders.

Absolute Life Solutions, Inc. will purchase ownership of the life insurance policy at a discount to its face value and receive the face amount of the death benefit under the policy when the insured person dies. In an Absolute Life Solutions, Inc. transaction, the insured is typically 70 years of age or older and has a life expectancy of five to ten years. The Company evaluates each policy on a case by case basis. Each case is evaluated on the basis of its optimized premium stream, age and indicated health of the individual. While the Company does not at this time have a strict standard, the results of pricing typically exclude policies held by individuals less than 70 years old. Our established policy is not to purchase policies that produce a negative value when evaluated by the Model Actuarial Pricing Systems (“MAPS”) program.

The Company utilizes the MAPS system for pricing policies. MAPS is a generally accepted third party pricing system utilized by funds and investors engaged in the purchase and sale of life settlements.

Life expectancy reports are generated by third party medical underwriting firms, such as AVS, 21st Century, EMSI and Fasano. These firms review medical data for an individual and grade using a series of debits and credits. The resulting values are used to generate a life expectancy value. The MAPS system utilizes this life expectancy data to calibrate underlying mortality curves generated for each individual case.

MAPS utilizes the appendixes to the VBT2008 report as a base for mortality projections. This chart established 25 unique values corresponding to 25 statistical values indicative of the next 25 years of a persons life. The value is the statistical probability that the individual will meet an untimely end in that given year. When a life expectancy provider produces a report, it indicates a value at which point a certain individual will achieve a 50% chance, statistically, of dying. This is calculated by randomly making 1000 simulations and calculating an exact point of death for each simulation. The point at which the cumulative deaths equal 500 is the median point or the life expectancy.

In order to calibrate this curve, a multiplier is formulated to cause the median mark to equal the life expectancy value provided by the life expectancy provider. For every case, 1000 simulations are run, each simulation resulting in a unique death month. For example, if a life expectancy equals 50 months, the underlying data would show 500 deaths prior to the 50th month and 500 deaths after the 50th month.

The MAPS system takes the results of the modified life expectancy curve and applies it to the premium and death benefit projections stream. For the 500 deaths prior to the 50th month, utilizing our previous example, it would apply the percentage of the simulated runs that died in each 12 month period to the death benefit and premium schedules to form estimated cash flows. The net present value, using a discount rate defined by the user, of the streams of values created by this method form the indicated value of the policy.

The Company receives submissions from licensed providers, typically consisting of policy illustrations, life expectancy reports from major life expectancy data providers, such as, but not limited to, AVS, 21 st Century, EMSI and Fasano, and information pertaining to the original issuance of the policy. These are evaluated actuarially and financially to determine the intrinsic value of the policy. The Company performs due diligence on each life insurance policy submitted to it. As part of the due diligence, the Company receives complete policy files to be analyzed in order to ascertain whether the life insurance policy meets thresholds regarding prospective return on equity. Due diligence is performed with respect to certain legal issues related to the policy including whether the initial owner of the policies had the requisite insurable interest in the life of the insured at the time of the original issuance of the policy. In addition, as a condition precedent to the purchase of any policy, the prospective seller will be required to certify, among other things, that prior to the execution of the relevant purchase agreement, it has verified with the applicable issuing insurance company that the owner of, and beneficiary under, such policy, as recorded by the applicable issuing insurance company, is consistent with that which is reflected in the policy file. The seller, if applicable, will also confirm with the applicable issuing insurance company that the carrier either has not received a collateral assignment granting a lien on the policy or that the only collateral assignment that has been filed is the same as that reflected in the policy file. The Company then will make an offer to purchase. If the offer is accepted the Company proceeds to close the purchase and make all legal changes necessary to make the Company the owner of record and the beneficiary of the policy. In the last 12 months the Company has evaluated over 500 policies resulting in 57 purchases to date, including policies held under a reverse repurchase agreement.

The Company seeks opportunities to earn above market returns using funds destined for use as premium payments, these investments are short term in nature. The Company purchased policies under a reverse repurchase agreement as a short term investment vehicle. This investment was priced to yield either a 20% return in a ninety day period or a projected 40% return over six months.

At August 31, 2011 the Company held 13 life settlement contracts as collateral in the amount of $3.4 million, which are reflected as receivable under reverse repurchase agreement on the Balance Sheets. The counterparty with regards to all these life settlement contacts is Progressive Capital Solutions LLC. Of these life settlement contracts, twelve have an aggregate face value of $50.1 million and a term remaining of one month and one has a face value of $5 million and a term remaining in excess of three months. In the event that the counterparty does not exercise or abandons its rights under the repurchase agreement or upon expiration of the repurchase agreement on September 30, 2011 for 12 contacts and on December 13, 2011 for 1 contract, the Company will recognize these assets as investment in life settlement contracts. As of September 30, 2011, the counterparty did not exercise its right to repurchase the 12 contracts and the Company recognized these as assets as investments in life settlement contracts.

As of August 31, 2011 and August 31, 2010, the Company has the following investments in life settlement contracts:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2010	5	$12,313,897	$40,000,000
August 31, 2011	39	$92,708,076	$274,750,633

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

The Company plans to primarily hold the purchased policies until maturity earning a return. However, the Company may consider development of securitizations of the life insurance policy pools, estimating that this program will enhance liquidity in the marketplace and entice a greater number of institutional investors to participate in the life settlement market. As such, securitization may provide an exit strategy more likely available to the Company sooner than the payment of the death benefit itself. The Company does not presently have any plans to engage in securitizations of life insurance policy pools.

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

The Company currently purchases primarily universal and whole life insurance policies. To date, we have purchased one variable life insurance policy under a private placement exemption, including Section 3(a)(8) of the Securities Act of 1933. The Company does not presently have any plans to expand into other insurance products like convertible group insurance policies and fractional interests in life insurance policies. Additionally, the Company has no plans to purchase additional variable life insurance policies.

The Market for Life Settlements

The Company believes that with awareness, the market for life settlements will grow as it offers owners of life insurance policies, aged 70 or older, or those with a life expectancy of 5 to 10 years or less, a liquid cash conversion and exit strategy from life insurance policies that have become available for reasons more fully described above. Clearly, this innovative wealth management tool becomes even more valuable in economic circumstances wherein income moves from current to fixed, especially during the latest worldwide negative cycle. The industry has developed partially as a result of these individuals who can no longer afford premium payments, and who wish a life settlement rather than letting their policy lapse or taking the cash-surrender value (or in some cases no cash value).

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

Another market for life settlements are convertible group insurance policies that can be converted into individual policies, assuming that the individual has the right to convert the policy and sell it to a third party. Considerations that providers make for convertible group policies are similar to considerations made in the purchase of convertible term policies. The Company has not purchased, nor has any plans to purchase, convertible group insurance policies.

Market Size

According to the Life Insurance Settlement Association, the life settlement industry was a $2 billion (policy face value) industry in 2001 and grew to a $12 billion industry in 2007. It experienced minimal growth in 2008 and 2009.  Today life settlement transactions provide liquidity to seniors to the tune of over $7 million a day and over the past 4 years have provided $8 billion in liquidity to seniors. (http://www.thevoiceoftheindustry.com/) Until 2008, prices paid for “life settlements” were rising due to increased competition and availability of credit to purchase policies, as well as the ability to more easily securitize purchased insurance policies. However, due to the recent credit crunch, both credit extended for purposes of purchasing policies as well as the ability to securitize insurance policies have been reduced, and therefore the prices paid for life settlements have declined. This creates better returns for providers of life settlements that currently have the funds to purchase policies and continue making premium payments on purchased policies.

According to the American Council of Life Insurers, (Life Insurers Fact Book 2010), there were $18.1 trillion in life insurance policies in force in 2009. Also, in 2009 insurance policies worth $3 trillion were purchased by consumers. Of the $18.1 trillion in life insurance policies in force in 2009, $10.3 trillion were individual life insurance policies. Of the $3 trillion in life insurance policies purchased in 2009, $1.74 trillion were individual life insurance policies and of these policies, permanent life insurance contracts constituted over $440 billion in policies purchased. In 2009, insurance industry revenues due to life insurance premiums amounted to $522.3 billion and payouts in the form of benefit payments amounted to $507.1 billion. In terms of the number of contracts, there were over 9.8 million individual life insurance policies purchased in 2009 of which 5.8 million policies were permanent term individual life insurance contracts. The average value of an individual life insurance contract in 2009 was $172,000.

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

Income Sources

Current and future income will be derived from 1) A managed pool of life settlements proprietary to the Company; 2) Provision of servicing [mortality tracking, premium processing and claims management] for other life settlement providers in the future, and; 3) Licensing and usage revenue generated from our proprietary modeling and valuation platform, primarily for asset acquisition and pricing. The Company’s current income source is primarily derived from its life settlement portfolio. However, the Company is not currently deriving and may never derive income from providing services to other life settlement providers and usage revenue generated from our proprietary modeling and valuation platform.

The management of life settlements entails measuring and management of multiple aspects of financial and operational risk. In order to maximize the return and reduce the risk profile of a group of policies, several defining attributes need to be constantly monitored. Policy groups need to be built initially by balancing a broad range of risk variables and then adjusted to keep risk metrics in acceptable limits. The Company utilizes only major life expectancy data providers, such as, but not limited to, AVS, 21st Century, EMSI and Fasano, in structuring its portfolio.

The Company will service its own portfolio and may offer servicing to other entities engaged in the life settlement business. The Company is developing a suite of services relating to life settlements that it plans on offering in the future. This suite will comprise servicing, premium optimization and valuation offerings. The Company believes that the success of the Company’s life settlement portfolio is a testament to the efficiency of its servicing, premium optimization and valuation abilities and will make these services offering attractive to other market participants. As our servicing structure is assembled and refined, we will make use of best-in-breed assets servicers, as third party providers and as consultants to our in-house servicing unit. Further, there will be cases where independent servicing is required in design of certain securitizations of portfolio segments.

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

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). Approximately 45 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies, and prohibit certain business practices which are deemed to be abusive. The Company is currently not a life settlements broker or provider, therefore we are not required currently, in any jurisdiction, to have a license or approval from any state or federal body, in order to effectuate our business. There have been regulations placed by Federal and State organizations on the brokers and providers of life settlements. The Company only transacts with providers, such as Progressive Capital Solutions, LLC, who are licensed and whose licenses are in good standing.

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

The Company has structured itself as a secondary buyer of life settlements. As a secondary buyer we are not required to have any license to transact business. We only purchase policies from licensed providers who are compliant with all Federal and State regulatory bodies. The Company reviews the licensure of the providers it uses to make sure there is continued compliance with all regulations.

Competition

Limited access to capital, the insurance industry’s addition of pre-death cash benefits, law enforcement pressure on companies operating illegally, and increasing government regulation have contributed to a stabilization in the number and sophistication of life settlement companies, both those purchasing for their own accounts and those, who act as agents for clients. While major financial institutions that previously were active in the market, have withdrawn or curtailed their activities in life settlements, there are other institutions (including hedge funds), with   greater resources, such as Fortress Investment Group LLC, Credit Suisse, AmTrust Financial Services, Inc., Silver Point Capital L.P. and Vida Capital Inc., which remain active in the market.

Competition within the life settlement market is active among the companies in this sector and we will continue to experience competition for qualified policies to purchase.  This competition will have an effect on the prices we pay for policies, the amount of brokerage fees we pay, and the prices we set for the acquisition of policies.  We believe the overall market for life settlements will increase as more seniors become aware of their option to liquidate an unwanted policy through a life settlement.

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

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this prospectus before making a decision to invest in shares of our common stock. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  Investing in our common shares are highly speculative in nature, involve a high degree of risk and should be undertaken only by person who can afford to lose their entire investment.  Accordingly, investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluation our business.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the owing risk factors and elsewhere in this Prospectus.

Risks Relating to Our Business

Material changes to regulatory matters and new actuarial findings in the life insurance secondary market, a relatively new and evolving market, may adversely affect our operating results and business prospects.

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

Our business and prospects may be adversely affected by changes, lack of growth or increased competition in the life settlements market.

We are operating in the life settlement market, which is a relatively new market within the financial services sector. Although it has grown exponentially in the past few years, to what extent it will continue to develop is uncertain. As more insureds become aware of life settlements as a financial planning option, we expect the size of the market, and therefore our potential competition, to grow substantially.  Our expansion within the market may be negatively affected by a variety of factors beyond our control, including: (i) our cost of purchasing policies, (ii) the quality of the policies which we are able to purchase, (iii) competition from other companies in the life settlements market, (iv) negative publicity about the market based on actual or perceived abuses, and (v) the adoption of additional government regulation.

Our prospects must be considered in light of the risks, expenses and difficulties encountered by those attempting to operate in evolving markets. We cannot assure that we will be successful in addressing the risks we face. The failure to do so could have a material adverse effect on our business, financial condition, and results of future operations.

We have a limited operating history of our own and as such an investor cannot assess the Company’s profitability or performance. Our earnings may be volatile, resulting in future losses and uncertainty about our ability to continue to service our portfolio.

The Company has a limited operating history in its current business model, commencing its current financial services operations on June 1, 2010.  It may be difficult  for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. For the year ended August 31, 2011, the Company had net income of $22,903,341 and a net loss applicable to common shareholders of $21,054,921 as compared to net income and net income applicable to common shareholders of $2,297,377 for the year ended August 31, 2010. As of August 31, 2011, we have an accumulated deficit of $18,922,317. The Company may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company’s management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the life settlement industry.

Being a public company will result in additional expenses and divert management’s attention. Being a public company could also adversely affect our ability to attract and retain qualified directors.

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

The valuation of our principal assets on our balance sheet requires us to make material assumptions that may ultimately prove to be incorrect. In such an event, we could suffer significant losses that could materially and adversely affect our results of operations.

Our principal assets are life insurance policies, comprising approximately 93% of our total assets as of August 31, 2011. Those assets are considered “Level 3” assets under ASC 820, Fair Value Measurements and Disclosures, as there is currently no active market where we are able to observe quoted prices for identical assets. As a result, our valuation of those assets incorporates significant inputs that are not observable. Fair value is defined as an exit price representing the amount that would be received if assets were sold or that would be paid to transfer a liability in an orderly transaction between market participants at the measurement date. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.

The fair value measurement of Level 3 assets is inherently uncertain and creates additional volatility in our financial statements that are not necessarily related to the performance of the underlying assets. As of August 31, 2011, we estimate the fair value discount rate for our portfolio to be 14%. If we determine in the future that fair value requires a higher discount rate for a similarly situated portfolio of life insurance policies, we would experience significant losses materially affecting our results of operations.

Our expected results from our life insurance portfolio may not match actual results, which could adversely affect our ability to service and grow our portfolio for diversification.

The Company has developed a business plan based on its ability to model cash flows of life insurance policies known generally as “life settlements”. Advances in life sciences or inaccuracies in information underlying the policies may make its cash flow projections and predictive analysis inaccurate. The Company places a high standard of care on obtaining accurate information relevant to the life insurance policies. The Company will also maintain a research team which will actively track changes in longevity assumptions underlying its core modeling assumptions. As changes occur, the Company will modify its cash flow modeling to accurately plan for the future. To date, we have been unable to generate sufficient cash from operations and have relied upon financing activities to support our business.

The Company will require additional capital in order to fully execute its business plan and may not be able to raise either additional debt or equity.

The Company will require additional capital in order to execute its current business plan. Any additional securities issued may dilute the interest of our existing shareholders. Failure to raise additional capital will result in the Company’s inability to successfully implement its business model. To date, the Company has financed its operations through capital raised from preferred equity financing. For the year ended August 31, 2011, realized gains of approximately $2.4 million from our life settlement portfolio was only sufficient to cover approximately 77% of our operational expenses of approximately $3 million. The Company is in discussions with lenders to establish a premium financing credit facility. Our inability to successfully close on a premium financing credit facility may result in our inability to purchase new policies and pay premiums on existing policies.

The Company believes that within 18 months it will generate sufficient operating results from its portfolio, and that a portion of our outstanding warrants will be exercised. Those funds will be used to pay general operating needs of the Company and to support growth. However it is possible that the warrants will not be exercised by the holder, or if our Registration Statement is not effective at the time of exercise, the holder may elect a “cashless exercise” resulting in no additional proceeds from the warrant exercise received by the Company.

Every acquisition of a life insurance policy necessarily requires us to materially rely on information provided or obtained by third parties. Any misinformation or negligence in the course of obtaining material information could materially and adversely affect the value of the policies we own.

There is no fixed formula that applies to the acquisition of a life insurance policy, as each policy is negotiated based on variables particular to each individual’s facts. Insurance companies have a duty of care to ensure that an insurable interest is present at the inception of each issued policy. Likewise, insured’s are responsible for information they supply in the application process. Misinformation or negligence in obtaining or supplying this information could negatively impact the valuation of life insurance policies.

Certain shareholders beneficially own and will continue to own a substantial portion of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Mr. Moshe Oratz, former President and CEO of the Company, is currently the beneficial owner of approximately 42% of the Company’s outstanding common stock, of which voting control is held by an independent Trustee under a Voting Trust Agreement. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent shareholders from realizing a premium over the market price for their shares of common stock.

If the Company were to lose its senior management, it would encounter difficulties in implementing its business plan.

The Company's future success is dependent in large part upon its ability to develop the business plan. In particular, due to the relatively early stage of the Company's business, its future success is highly dependent on its President, to provide the necessary experience and background to execute the Company's business plan. The loss of his services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives.

The success of the Company depends in large part upon the abilities and continued service of its executive officers, particularly Mr. Avrohom Oratz, President and Chief Executive Officer, and Mr. Joshua Yifat, Treasurer and Chief Financial Officer. There can be no assurance that the Company will be able to retain the services of such officers and employees. The failure of the Company to retain the services of Messrs. Avrohom Oratz, and/or Joshua Yifat, and other key personnel could have a material adverse effect on the Company. The Company at the present time has employment agreements with the above referenced individuals, along with non-compete agreements; however, the Company has not procured key person life insurance policies on these individuals.

If federal and local government regulations change they could negatively impact the business, possibly threatening the viability of our business

At least 45 states have now adopted some version of the model life settlement law promulgated by the National Association of Insurance Commissioners or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of life providers and brokers, require the filing and approval of life settlement agreements and disclosure statements, and describe the content of disclosures that must be made to potential settlers, describe various periodic reporting requirements for life settlement companies and prohibit certain business practices deemed abusive. Because the industry is relatively new and because there has been a history of certain abuses in the industry, particularly in the life settlement market, the Company believes that there may be increased regulation on both a state and federal level. It is impossible to predict what such regulation would encompass, but any regulation would most likely at least include additional reporting requirements and possibly even regulation of additional aspects of the industry.The Company is currently not a life settlements broker or provider, therefore we are not required currently, in any jurisdiction, to have a license or approval from any state or federal body, in order to effectuate our business. There have been regulations placed by Federal and State organizations on the brokers and providers of life settlements. The Company only transacts with providers who are licensed and whose licenses are in good standing. The Company will not transact with a provider in any state unless the provider is licensed in that state or no licensure is required.

There has been a limited prior public market for the Company’s shares and such limited market may make resale of the stock difficult.

An investor must be fully aware of the long-term nature of an investment in the Company. If for any reason the common stock does not continue to be listed on the OTC Bulletin Board or a significant public trading market does not otherwise develop, investors holding shares of the Company’s stock may have difficulty selling their common stock should they desire to do so.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings. Such eventualities will increase demands on our existing management, workforce and facilities. Failure to satisfy increased demands could interrupt or adversely affect our operations and cause administrative inefficiencies.

We depend on growth in the life settlement market; if that growth is limited then our business may not be able to grow as planned.

Growth of the age-based life market and the Company’s entrance into and expansion within the market may be negatively affected by a variety of factors, including:

•

the inability to locate sufficient numbers of life settlors and agents to source life settlors;

•

the inability of other providers to convince potential settlors of the benefits of life settlements;

•

competition from other life settlement companies;

•

negative publicity about the market; and

•

the adoption of additional governmental regulation.

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue because we lack capital or resources .

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

•

our ability to manage our third party relationships effectively; and

•

our ability to accurately predict and respond to the regulatory and structural changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Our business is subject to state regulation and changes in state laws and regulations governing our business, or changes in the interpretation of such laws and regulations, could negatively affect our business.

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

The Company acts as a secondary and tertiary purchaser of life settlements. The Company is currently not a life settlements broker or provider, therefore we are not required currently, in any jurisdiction, to have a license or approval from any state or federal body, in order to effectuate our business.  There have been regulations placed by Federal and State organizations on the brokers and providers of life settlements. The Company only transacts with providers who are licensed and whose licenses are in good standing.

Consumer Protection Licensing. The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). At least 45 states have now adopted some version of this model law or another form of regulation governing life settlement companies who act a providers, in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insured’s and sellers, describe various periodic reporting requirements for settlement companies and prohibit certain business practices deemed to be abusive. We do not intend to apply to be licensed as a life settlement broker in New York, but we may apply to be licensed as a life settlement provider in New York.

Securities Regulation. Some states and the Securities and Exchange Commission have attempted to regulate life settlements as securities under federal or state securities laws. On July 22, 2010, the SEC issued a Staff Report of its Life Settlement Task Force. The Staff recommended that certain types of interests in life settlement be classified as securities. The Commission has not taken any position on the Staff Report, and there is no indication if the Commission will take any action to implement the recommendations of the Staff Report. The Company believes that the matters discussed in the Staff Report do not impact on the Company’s current business model. For the most part, the Staff Report recommended ways to strengthen consumer protection of the original sellers of life settlements. As the Company does not transact with the original sellers of the life settlements nor generally acquire variable life policies, we do not believe that the recommendations apply to the Company.

With respect to state securities laws, 48 states currently treat the sale of a life insurance policy as a securities transaction under state laws, although most states exclude from the definition of security the original sale from the insured or the policy owner to the provider. To date, due to the manner in which we conduct and structure our activities and the availability, in certain instances, of exceptions and exemptions under securities laws, such laws have not adversely impacted our business model.

As a practical matter, the widespread application of securities laws to our purchases of life insurance policies, either through the expansion of the definition of what constitutes a security, the expansion of the types of transactions in life insurance policies that would constitute transactions in securities, or the elimination or limitation of available exemptions and exceptions (whether by statutory change, regulatory change, or administrative or court interpretation) could burden us as well as other companies operating in the life insurance secondary market through the imposition of additional processes in the purchase of life insurance policies

Insurance Regulation. As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business.

Because our independent registered public accounting firm issued their opinion with a “Going Concern” qualification we may not be able to attract new capital.

Our financial statements for the year ended August 31, 2011 indicated that the previous activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. The Company will require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern, and may have a detrimental effect on our ability to obtain additional financing.

Our limited number of policies may subject our financial results to wide fluctuations.

As of August 31, 2011, we owned 39 policies. Rating agencies have suggested that a pool of a minimum of 1,000 policies may be necessary to be included in a life settlement portfolio to assure the statistical integrity and diversify risk. If an insufficient number of policies are included, incorrect assumptions can have a relatively larger impact on the projected performance of the portfolio . Further, life settlement portfolios with smaller pools of policies may contain statistically significant characteristics that may be missed (such as living in a rural vs. urban environment or working in a blue collar vs. white collar occupation) and that could impact the portfolio’s profitability .

If we are determined to be an “investment company”, it will significantly affect our operational flexibility and our operating results.

If the SEC determines that we are required to register as an “investment company”  it would result in the imposition of additional corporate governance and operational requirements through the application of the federal Investment Company Act of 1940. Any such burdens could be material. Among the particular repercussions for us as  an “investment company” under the Investment Company Act of 1940,  could  be a short or long term affect to  liquidity and an increase our cost of capital and operational expenses, all of which would adversely affect our operating results. It is possible that such an outcome could threaten the viability of our business.

Risks Relating to the Life Policies

Policies we acquire must have a valid “insurable interest”, which we ascertain through third party information, if that information is inaccurate we could have significant losses.

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

Future Legislative and Other Restrictions. The growth of the life settlement industry has spawned numerous cases regarding insurable interest. Adverse judicial decisions could redefine the parameters of insurable interest in one or more states. [Additionally, one or more states could adopt legislation that would require a holder of an insurance policy to have an insurable interest in the insured both at the time a policy is purchased and at the time of death of the insured.] In such event, the Company will not have an insurable interest in the insured’s under the life policies acquired by the Company. If such legislation were to be adopted without a “grandfathering” provision (i.e., so as not to be applicable to insurance policies then in force), the Company might be unable to collect the proceeds on the deaths of the insured’s under life policies purchased prior to the enactment of such legislation.

We rely on timely payment of claims from insurance companies. Failure to pay timely could negatively affect our cash flow and our ability to operate.

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

We rely on insurances companies to make payments, if they were to become insolvent we would be unable to make claims for payments, this could negatively impact our ability to operate.

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

We rely on third parties to evaluate the current health of individual’s whom are represented by life insurance polices that we own, those evaluations are highly subjective and changes to them could make our ability to plan for future cash needs inaccurate resulting in operational difficulty.

Inherent Volatility. The investment returns of the Company are largely dependent upon the accuracy of the Company’s projections of the maturities of the life policies (i.e., the deaths of the insured’s). The life policies were purchased or will be purchased using certain mortality assumptions with respect to the insured’s set forth in the model. Life expectancies are estimates of the expected longevity of an insured and are inherently uncertain; particularly when the group of insured’s covered is relatively small, as it is with the life policies. Different medical examiners use different methods which may result in different life expectancy projections for the same insured. Variations in an insured’s life expectancy from those projected could result from, among other things: advances in medical treatment resulting in deaths occurring later than forecasted; inaccurate diagnosis or prognosis with respect to certain medical conditions; improved living habits resulting in better health; or fraud or misrepresentation by the insured. If an insured misrepresented his or her age, the death benefit payable under the relevant life policy could be decreased.

We obtain actuarial life expectancies from third-party life expectancy data providers, such as AVS, 21st Century, EMSI and Fasano. The independent physicians on whom these third-party life expectancy data providers  relied on to assist them in estimating the life expectancies of the insured’s did not personally perform a physical examination of any of the insured’s. The independent physicians instead based their conclusions on a review of each insured’s medical records, the reports provided to them by the attending physician with whom they are authorized to communicate by the insured, and on certain actuarial assumptions. Thus, the Company depends on third party information to predict estimated life expectancies. In addition, the development of cures for, or vaccines against, terminal and chronic illnesses, or the development of new drugs or other treatments, could extend the life expectancies of individuals with such illnesses, could have a material adverse effect on an investor’s rate of return. In general, life expectancy is not an exact science.

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

If we were to become subject to lawsuits by former beneficiaries, the Company’s financial performance would be adversely affected.

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

If there is fraud by the insured that results in challenges by the insurer the Company could be adversely affected operationally and financially.

Although the Company will have conducted certain due diligence in advance of funding the acquisition of the life policies, including receiving a verification of coverage from the insurer, there is a risk that the Company has been or will be defrauded. Among other types of fraud that may exist, an insured may have misrepresented the status of the insured’s health, may fail to disclose all beneficiaries, may misrepresent the amount of premiums that have been paid or are payable in the future or may sell a policy to more than one purchaser. In the event that brokers or owners submit inaccurate life settlement information to consultants, the Company may not be able to uncover the presence of defects through the due diligence process. Accordingly, the Company may incur losses as a result of such breaches of representations and warranties. If the Company is subject to such fraud, the Company’s funds available for distribution would be expected to be adversely affected.

Risks Related to Ownership of our Common Stock

There is a significant risk that our stock price may fluctuate dramatically which could negatively impact a shareholder’s investment in our common stock.

Although there is currently a limited market for our common stock, if a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

•

variations in our quarterly operating results;

•

announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•

general economic slowdowns;

•

sales of large blocks of our common stock;

•

announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

•

fluctuations in stock market prices and volumes; concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock ;

•

any financing transactions we may propose or compete.

We did not maintain effective financial reporting processes due to lack of personnel and technological resources, and may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

We have a small number of employees dealing with general administrative and financial matters as well as with matters relating to the reporting requirements of the Securities Exchange Act of 1934. This constitutes a weakness in our internal controls over financial reporting.

At present, our ability to rectify the weaknesses relating to our internal controls over financial reporting is limited due to limited staff. If we cannot rectify these material weaknesses through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is implementing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

The Company does not intend to pay cash dividends to its common stockholders in the near future, so investors will not receive any return on investment in the Company prior to selling their interest in it.

The Company does not anticipate paying cash dividends to its common stock shareholders, but anticipates that it will retain future earnings for funding the Company’s growth and development. Therefore, investors in the Company’s securities should not expect to receive dividends in the foreseeable future. As a result, investors will not receive any return on their investment prior to selling their shares in the Company. Furthermore, even if a significant market for the Company’s securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid by an investor.

The potential sale of a significant number of shares could encourage short sales by third parties and could depress our common stock and could have a dilutive effect.

Because there is a limited public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If stockholders sell a significant number of shares of our common stock, the market price of our common stock may decline.

Sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

The majority of the outstanding shares of our common stock held by current stockholders are "restricted securities" within the meaning of Rule 144 under the Securities Act of 1933, as amended. When permitted by Rule 144, sales under Rule 144 may be limited by the availability of current public information about us and, for selling shareholders who are affiliates, by limits on the number of shares which may be sold over certain periods of time, as well as by certain manner of sale provisions and notice requirements.  In general, under Rule 144, unaffiliated  stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12-month period preceding such sale.  Once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock.  12 months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.

Historically, the SEC has taken the position that Rule 144 is not available for the resale of securities initially issued by companies that are, or previously were, blank check companies, to their promoters or affiliates despite technical compliance with the requirements of Rule 144. The SEC has codified and expanded this position by prohibiting the use of Rule 144 for resale of securities issued by shell companies (other than business transaction related shell companies) or issuers, like us, that have been at any time previously a shell company. Because we were a shell company, our stockholders holding unregistered shares of common stock  are initially subject to a 12 month holding period, instead of a six month holding period, which began to run on July 26, 2010, the date we filed a “super” Form 8-K with the SEC.  If a market develops for our shares, sales of our shares relying upon Rule 144 may depress prices in that market by a material amount.

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

The market price and trading volume of shares of our common stock may be volatile, and investors may sustain losses.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. For example, as reported in our periodic reports filed with the SEC and in this report, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2009, August 31, 2010 and August 31, 2011.  Based on those evaluations, we concluded that, as of each of the foregoing dates, our disclosure controls and procedures were not effective because, among other things, we do not have sufficient segregation of duties within accounting functions (primarily due to the size of our Company). Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses not related to our operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd Frank Act of 2010, and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

Our common stock is considered a “penny stock,” and thereby subject to additional sale and trading regulations that may make it more difficult to sell our stock.

Our common stock is currently a “low-priced” security, or a penny stock, under rules promulgated under the Exchange Act.   A stock is considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we will not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

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

Prior to June 2010, we engaged in businesses unrelated to our current operations.  Although certain previously controlling stockholders of our Company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with our prior activities, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our Company. To date there have been no claims nor indication that any claim exists.

Conversions of the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock or exercise of the Warrants could have a material effect on the trading price of the common stock of the Company.

We currently have 85,424,597 shares of Common Stock outstanding .The Series A Convertible Preferred Stock and Series B Convertible Preferred Stock are convertible at into shares of common stock at a conversion price of $1.00 per share, and the Warrants are exercisable at an Exercise Price of $2.00 per share and $4.00 per share.

We also have outstanding as of August 31, 2011, an aggregate of (i) 41,950 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, (ii) 8,850 shares of our Series B 12.5% Convertible Preferred Stock (the “Series B Preferred Stock”), which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 51,242,500 shares of common stock (the “Investor Warrants”), 25,400,000 of which are exercisable at an initial exercise price of $2.00 per share and 25,842,500 of which are exercisable at an initial exercise price of $4.00 per share.

The voluntary conversion of the Preferred Stock into up to 50,800,000 shares of Common Stock or the exercise of the Warrants into 51,242,500 shares of Common Stock could have a material adverse effect on the trading price of our common stock and the value of your investment.

Certain conditions in the Convertible Preferred Stock may make it more difficult for us to issue additional securities, and raise additional capital.

We are bound by certain terms in the Certificates of Designations for our Convertible Preferred Stock which restrict our ability to issue senior securities.  We can provide no assurances that we will be able to secure waivers from the holders of our Convertible Preferred Stock.

Shares eligible for future sale may adversely affect the market price for our common stock.

In addition to the Series A Convertible Preferred Stock and the Series B Convertible Preferred Stock, we presently have 6,000,000 options and warrants to purchase 51,242,500 shares of our common stock outstanding.  If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, commencing July 27, 2011, certain of our existing shareholders are eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month (or one year) holding period: (i) affiliated shareholders (or shareholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

Our executive offices are located at 45 Broadway, 6th Floor, New York, New York 10006, and consist of 2,450 square feet. We believe that our property is adequate for our current and immediately foreseeable operating needs. Our rent obligation for the twelve months ending August 31, 2012 is $92,978.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of our business, we may periodically become subject to various lawsuits. However, to our knowledge, we are not a party to any pending or threatened material legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

ITEM 4.  (REMOVED AND RESERVED)

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

	High	Low
Fiscal Year Ended August 31, 2010
First Quarter	$.10	$.10
Second Quarter	.11	.10
Third Quarter	.10	.10
Fourth Quarter	.70	.10
Fiscal Year Ended August 31, 2011
First Quarter	2.25	1.90
Second Quarter	2.35	1.75
Third Quarter	2.22	1.90
Fourth Quarter	2.05	1.50

As of August 31, 2011, there were 85,424,597 shares of common stock issued and held of record by approximately 332 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to Board of Directors approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 whereby it reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of August 31, 2011, grants of 1,000,000 shares of Restricted Stock have been made to our officers and directors.

The following table sets forth information as of August 31, 2011, with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities Issued as Restricted Stock or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders 2010 Equity Incentive Plan	1,000,000		9,000,000
Equity Compensation Plans Not Approved by Security Holders	-		-

Our Purchases of Our Equity Securities

We made no purchases of our equity securities during our fiscal year ended August 31, 2011.

Recent Issuances Involving Unregistered Securities

During the year ended August 31, 2011, we sold an aggregate of (i) 34,450 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, (ii) 2,850 shares of our Series B 12.5% Convertible Preferred Stock (the “Series B Preferred Stock”), which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 37,742,500 shares of common stock (the “Investor Warrants”), 18,650,000 of which are exercisable at an initial exercise price of $2.00 per share and 19,092,500 of which are exercisable at an initial exercise price of $4.00 per share. During the year ended August 31, 2011, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock resulting in 41,950 shares of Series A Preferred Stock and 8,850 shares of Series B Preferred Stock outstanding as of August 31, 2011. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D under the Securities Act.

ITEM 6.  SELECTED FINANCIAL DATA.

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

Results of Operations

Our results of operations for the year ended August 31, 2011, consisted of change in fair value of life settlement contracts net of premiums paid (which include unrealized gains on life settlement contracts and realized gains on maturity and sale of life settlement contracts), and interest income from reverse repurchase agreements less operating and administrative expenses for personnel, leased office space and professional fees and income tax expense.

Fiscal year ended August 31, 2011 compared to fiscal year ended August 31, 2010

ABSOLUTE LIFE SOLUTIONS, INC.

	Year ended August 31, 2011	Year ended August 31, 2010

Sales, general and administrative expenses	$(3,102,642)	$(961,536)
Other income
Change in fair value of life settlement contracts net of premiums paid	45,507,979	4,783,471
Interest income	44,606	-
Income ( loss) before income tax	42,449,943	3,821,935
Income tax provision	(19,546,602)	(1,524,558)
Net income(loss)	22,903,341	2,297,377

Deemed dividend on issuance of Series A and Series B Preferred Stock	(37,300,000)	-
Dividend on Convertible Preferred Stock	(6,658,262)	-
Net income (loss) applicable to common shareholders	$(21,054,921)	$2,297,377

Basic earnings (loss) per common share	(0.24)	0.03
Diluted earnings (loss) per common share	(0.24)	0.03

Basic weighted average shares outstanding	88,796,687	80,060,000
Diluted weighted average shares outstanding	88,796,687	80,133,973

Net Income. We reported net income of $22,903,341 for the year ended August 31, 2011 compared to net income of $2,297,377 for the year ended August 31, 2010. The Company had limited operations during the year ended August 31, 2010.

Expenses. Operating and administrative expenses increased from $961,536 for the year ended August 31, 2010 to $3,102,642 for the year ended August 31, 2011 as the Company retained personnel, leased office space, and commenced active operations. The Company had limited operations during the year ended August 31, 2010. Expenses in current year consisted primarily of $837,247 for professional fees, marketing fees of $747,936 and employee related expenses of $904,053 while expenses in prior year consisted primarily of consulting and marketing fees of $564,751 and professional fees of $104,385.

Other Income. Total other income increased from $4,783,471 for the year ended August 31, 2010 to $45,552,585 for the year ended August 31, 2011. Unrealized gains net of premiums paid were $43,131,633 for the year ended August 31, 2011, due to fair market valuation of pool policies. Realized gains from the maturity of life settlement policies were $2,237,500 for the year ended August 31, 2011. Realized gains from the sale of two policies were $138,846 and interest income from reverse repurchase agreements was $44,160 for the year ended August 31, 2011. The increase in fair value of our life settlement portfolio is primarily attributable to the Company’s acquisition of policies in distressed sales from individuals/entities that did not have the ability to “hold” the policies. Accordingly there are significant unrealized gains immediately after the Company’s acquisition of these policies because of our intent and ability to hold the policies until maturity. Similar gains in the future would not be expected on policies already acquired.

Income Tax Expense. Income tax expense increased from $1,524,558 for the year ended August 31, 2010 to $19,546,602 for the year ended August 31, 2011. An increase of $19,546,602 in addition to the previous year’s liability of $1,524,558 resulted in a deferred tax liability of $21,071,160 which is primarily attributable to the unrealized gain from an increase in the fair value of the Company’s life settlement portfolio.

Deemed Dividend. The Company recorded a deemed dividend for financial statement purposes of $37,300,000 for the year ended August 31, 2011 to holders of our Series A and Series B preferred shares in connection with the appreciation of our common stock price. The deemed dividend reflects the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended August 31, 2011 was $8,359,333.  Net cash used in investing activities was $30,521,296 arising from purchases of life settlement contracts and investment in reverse repurchase agreement, partially offset by proceeds received from maturity and sale of life settlement contracts and reverse repurchase agreement. Net cash provided by financing activities was $37,300,000 from the sales of Series A and Series B preferred stock. This resulted in a decrease in cash of $1,580,629. Sources of cash flow resulted primarily from capital raising activities of $37,300,000.

The Company establishes and analyzes its premium reserves on a monthly basis. Once an adequate reserve level is met, the Company weighs additions to its portfolio based on the future value of the investment and the future impact the premium commitment will have on its liquidity. Since the Company is still building a carefully weighted portfolio it must meet future liquidity needs through the issuance of debt instruments and the sale of equity. It is anticipated that as the pool of policies expands and policies mature the resultant cash flows will enable the Company to satisfy the Company’s liquidity needs though such maturities, but because of the variability of life expectancy we cannot predict the date when this will occur.

Working Capital and Capital Availability: As of August 31, 2011, we had working capital of $6,110,676, including $3,368,593 of policies held under a reverse repurchase agreement, of which we sold two policies for cash equal to $897,234 subsequent to year end. We expect to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. The Company has in the past and expects to in the future find opportunities to purchase policies at advantageous prices. In order to finance future operations, the Company may sell these policies to other investors as these situations present a short term gain that exceeds the projected long term benefit. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. As our portfolio matures, we expect that our capital needs will subside.

Going Concern Qualification

Our financial statements for the year ended August 31, 2011 indicate that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. The Company will require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Since July 2010, we have raised in excess of $50,000,000 in additional capital, a portion of which is available for our working capital needs. The Company has undertaken further steps with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or by selling our policies to other investors. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

Application of Critical Accounting Policies and Estimates

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

ASC 325-30, Investments in Insurance Contracts , states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We value all of our investments in life settlement contracts using the fair value method. As of August 31, 2011 and August 31, 2010, the total of our investment in life settlements held for our own account was valued at $92,708,076 and $12,313,897, respectively.

The fair value of the investment in life settlement contracts is evaluated at the end of each reporting period. Realized and unrealized changes in the fair value of the investment are recognized each reporting period in the statements of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

The Company measures the fair value of financial assets and liabilities based on the guidance of ASC 820, Fair Value Measurements and Disclosures, which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of August 31, 2011 and 2010:

Unquoted Life Settlement Contracts:	August 31, 2011	August 31, 2010

Beginning balance	$12,313,897	$-
Transfers in:
Purchases of life settlement contracts	29,791,549	7,265,976
Change in fair value of life settlement contracts	53,102,630	5,047,921
Transfers out:
Proceeds from maturity of life settlement contract	(2,500,000)	-

Ending balance	$92,708,076	$12,313,897

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the year months ended August 31, 2011.

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

Outlook

We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during this year indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective as of January 6, 2011, Absolute Life Solutions, Inc. (the “Company”), pursuant to authority of the Company’s Board of Directors dismissed Dale Matheson Carr-Hilton LaBonte LLP (“Dale Matheson”) as the Company’s independent registered public accounting firm.  Dale Matheson had previously been engaged as the principal accountant to audit our financial statements.

Dale Matheson’s reports with respect to our financial statements for the fiscal years ended August 31, 2009 and 2010 did not contain an adverse opinion or disclaimer of opinion (except to our continuance as a “going concern”), nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During our two most recent fiscal years and through the date of dismissal on January 6, 2011, there were no disagreements with Dale Matheson on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, ifnot resolved to the satisfaction of Dale Matheson, would have caused it to make reference to the matter in connection with its reports.

On January 10, 2011, the Company’s Board of Directors appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2011.

During our two most recent fiscal years and the subsequent interim periods through January 10, 2011 (the date of engagement of Marcum), we did not consult Marcum regarding either: (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements; or (ii) any matter that was either the subject of a disagreement (as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to that Item) or a reportable event (as that term is defined in Item 304(a)(1)(v) of Regulation S-K).

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e)) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal controls over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at August 31, 2011.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended August 31, 2011. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

•

Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended August 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals constitute our Board of Directors and executive officers as of the date of this Form 10-K:

Name	Age	Position(s)
Avrohom Oratz	28

President, Chief Executive Officer and Director, served as our Treasurer and Chief Financial Officer from July 2010 until his election as President in April 2011. From 2007 to 2010, he was employed by Platinum Human Resource Management, a privately owned company with $250M of revenue, as Corporate Controller. Platinum is a full service human resource services firm with offices in New York, Florida, Alabama and California. As Controller, Mr. Oratz designed and implemented a comprehensive fraud protection program, with processes and procedures that protect clients' financial integrity. Mr. Oratz played a key role in the establishment of Normandy Harbor Insurance Company, specializing in Workers' Compensation coverage and comprehensive Risk Management Programs.

Joshua Yifat	38

Treasurer and Chief Financial Officer, commencing on April 15, 2011. Prior to joining the Company, Mr. Yifat was a Vice President of the Managed Futures Group at Morgan Stanley Smith Barney from December 2007 – April 2011, where he supervised 40 managed futures funds with assets under management in excess of $6.5 billion. Prior to Morgan Stanley Smith Barney, he spent 8 years with various major accounting firms (including KPMG, LLP from December 2002 – November 2007) as senior auditor within the financial services group. He is a graduate of Touro College.

Yossi Rasp	33

Secretary, has extensive experience in both the life settlements industry and the securities markets. Mr. Rasp serves as our Secretary since June 2010. Mr. Rasp was previously a stock trader at Assent LLC from January 2002 – May 2010. In addition, during that time, he was responsible for overseeing compliance and reporting for various private life settlement policy groups, and dealing with private equity and family offices. Mr. Rasp has been involved in public market analytics since 1998. He attended Touro College as a Finance and Accounting Major.

Directors
Chaim Loeb	42

Director, joined our Board in May 2010. Mr. Loeb has been an insurance broker since 1994. He serves as the President of Loeb Insurance Brokerage, Inc. since 2006 and Cornell Insurance Services since 2009. He is licensed in Life and Health Insurance from the State of New York. He is a graduate of the Rabbinical College Zichron Moshe of New York. Mr. Loeb’s experience in the insurance industry led to the conclusion that he should be nominated to serve as director of the Company.

Abraham Lowy	31

Director, joined our Board in May 2010. For the last five years, Mr. Lowy has been a partner with Treff and Lowy PLLC. Mr. Lowy is an attorney who has an extensive practice representing corporate real estate investors in the acquisition, development, financing, and leasing of commercial and retail properties, including office buildings, condominium developments, shopping centers, nursing homes and warehouses. Mr. Lowy received his Juris Doctorate degree from Brooklyn Law School, and is admitted to the bars of the states of New York and New Jersey. Mr. Lowy’s experience representing early-stage and small businesses and in insurance litigation led to the conclusion that he should be nominated to serve as a director of the Company.

Sy Stern	38

Director, joined our Board in December 2010. Mr. Stern is currently a Tax Manager at AIG since January 2011, and a partner in the law firm of Stern and Stern LLP. Prior to AIG, he was a Managing Member of the Stern Professional Group LLC, a consulting group focused on complex tax and legal matters, from July 2007 – December 2010. He also functioned as interim CFO for a real estate development joint venture from July 2007 – April 2008 and as interim controller for a large staffing company from June 2010 – September 2010. He previously was a tax manager with Ernst & Young, LLP from January 2006 – June 2007. Mr. Stern earned his J.D. at New York Law School in May of 1998, and his MBA in Accounting at the Pace University, Lubin School of Business in September of 1999. Mr. Stern is currently a member of good standing in the New York State Bar Association and the New Jersey State Bar Association. He is also a Certified Public Accountant licensed in the State of New York. Mr. Stern’s prior experience, his financial training and his business-focused educational background led to the conclusion that he should be nominated to serve as a director of the Company.

We expect that we may add additional directors to the Board of Directors in the next twelve months but have not entered into any discussions with any prospective directors.

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for “director independence” under the AMEX LLC Stock Market listing standards.  Our Board has determined that each of Messrs. Loeb, Lowy and Stern are independent directors under The AMEX LLC Stock Market rules relating to director independence because each is a non-employee director, and none of them has any relationship with the Company or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Director Compensation

Our directors currently do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. We may compensate independent directors for their service on the Board and any Committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies. Each of our directors received 50,000 shares of Common Stock upon joining the Board.

Officer and Director Qualifications

We have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our shareholders.

Our officers and board of directors are composed of a diverse group of leaders.  In their prior positions they have gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. Some of our officers and directors also have experience serving on boards of directors and board committees of private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating a business transaction.

Meetings and Attendance

During the fiscal year ended August 31, 2011, there were four meetings of the Board of Directors.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors held during our fiscal year ended August 31, 2011 and during his term of service.

Board Committees

We constituted an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee on April 4, 2011. Each Committee operates under a charter that has been approved by our board of directors.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Mr. Stern (Chairman) and Messrs. Lowy and Loeb.  Each individual is involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. The board of directors has determined that Mr. Stern is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities.  The Audit Committee will also review all “related party” transactions.

Compensation Committee

Our Compensation Committee was formed in April 2011 and consists of Mr. Loeb (Chairman) and Messrs. Lowy and Stern. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the employment agreements, severance agreements, and executive officer compensation plans, policies and programs of the company.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in April 2011 and consists of Mr. Lowy (Chairman) and Messrs. Loeb and Stern. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.

Code of Business Ethics and Conduct

Our board of directors has adopted a Code of Business Ethics and Conduct Guidelines to which adherence is full commitment. The Code of Business Ethics and Conduct Guidelines may be found on our website at www.absolutels.com.  We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address specified above.

2010 Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 (the “Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan.  At August 31, 2011, grants of 1,000,000 shares of Restricted Stock have been made to our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation and long-term compensation awards for the fiscal years ended August 31, 2011 and 2010 for Moshe Oratz, our former Chief Executive Officer, Avrohom Oratz, our current Chief Executive Officer and former Chief Financial Officer and Joshua Yifat, our current Chief Financial Officer during the fiscal years ended August 31, 2011 and 2010.

Name and Principal Position (in dollars)	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Restricted Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Moshe Oratz Former President, Chief Executive Officer	2011 2010	161,806 62,500	- -	50,000	- -	161,806 112,500
Avrohom Oratz President, Chief Executive Officer Formerly Treasurer, Chief Financial Officer	2011 2010	162,042 37,500	- -	- 25,000	7,510 3,000	169,552 65,500

Joshua Yifat Treasurer, Chief Financial Officer	2011	60,000	-	210,000	3,375	273,375

On an annual basis, for the fiscal years ended August 31, 2011 and 2010, the salaries included above would accrue at the rate of $250,000 per annum for Moshe Oratz, $165,000 per annum and $150,000 respectively for Avrohom Oratz and $160,000 per annum for Joshua Yifat.

(1) The dollar value of base salary (cash and non-cash) earned.

(2) The dollar value of bonus (cash and non-cash) earned.

(3) The fair value at grant date for the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4) All other compensation received that we could not properly report in any other column of the table.

Mr. Moshe Oratz resigned as our President and Chief Executive Officer effective April 8, 2011 to pursue other business interests. The Company has entered into two formal written employment agreements with our executive officers. Employment agreements dated June 1, 2010 (and amended April 8, 2011), and April 15, 2011 respectively have been entered with each of Avrohom Oratz and Joshua Yifat (collectively, the “Executives”).

Pursuant to their respective employment agreements, Mr. Avrohom Oratz serves as our President and Chief Executive Officer at an annual salary of $165,000 and Mr. Joshua Yifat serves as our Treasurer and Chief Financial Officer at an annual salary of $160,000, which agreements run through June 1, 2013 and April 15, 2014 respectively. The agreements entitle these executives to receive a net year-end performance bonus, based on performance measurements approved by the independent Directors, as well as certain other benefits. These executives are also subject to non-competition and confidentiality requirements. We may terminate these agreements at any time for cause.

Mr. Avrohom Oratz was issued 250,000 shares of common stock under our Equity Plan upon his appointment as Chief Financial Officer.

Upon being appointed as Chief Financial Officer, Mr. Joshua Yifat was granted 100,000 shares of common stock under our Equity Plan. Messrs. Oratz and Yifat may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of August 31, 2011 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Moshe Oratz (2) (3) (4)	35,537,500	42%

Avrohom Oratz (2)	250,000	(6)

Joshua Yifat (2)	100,000	(6)

Abraham Lowy 1255 East 35th St Brooklyn, New York 11210	50,000	(6)

Chaim Loeb 1334 East 32 Street Brooklyn, New York 11210	50,000	(6)

Sy Stern 1556 East 29th Street Brooklyn, New York 11210	50,000	(6)

Centurion Credit Stratergies, LLC
405 Lexington Avenue New York, New York 10174	42,066,439	(4) (5)

Platinum Partners Value Arbitrage Fund, L.P.
405 Lexington Avenue
New York, New York 10174	25,267,123	(4) (5)

Platinum Partners Liquid Opportunity Master Fund, L.P.
405 Lexington Avenue
New York, New York 10174	5,049,658	(4) (5)

Purchase of Stock, LLC
1801 59th Street
Brooklyn, New York 11204	6,283,562	(5)

Premier Investment Enterprises, LLC
333 Sylvan Avenue, Suite 216
Englewood Cliffs, N.J. 07632	4,835,206	(5)

1544 Management LLC
1544 East 13th Street
Brooklyn, New York 11230	5,916,678	(5)

All Directors and Officers as a Group	500,000	(6)

(1)

Based on 85,424,597 shares of common stock outstanding

(2)

The address for each of these persons is 45 Broadway, New York, New York 10006

(3)

Mr. Oratz is the sole member of CS Master Holdings LLC, which owns 35,037,500 shares of Common Stock. Mr. Oratz disclaims ownership in 16,000,000 shares held by trusts for the benefit of his children, and administered by trustees.

(4)

In April 2011, CS Master Holding LLC granted to Platinum Partners Value Arbitrage Fund, L.P. (“Value”) and Centurion Credit Strategies LLC (“Centurion”) transferable options to acquire an aggregate of 20,000,000 shares of our Common Stock at an exercise price of $0.005 per share. The options, exercisable in whole or in part, expire in April 2016. Pursuant to the terms of the Option Agreement, CS Master Holding LLC is restricted from selling or otherwise transferring the underlying shares of Common Stock without Value or Centurion’s consent prior to the expiration of the option. The Option Agreements contain provisions prohibiting exercise of the options that would result in the stockholder owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. Value is the holder of 12,500 shares of Series A Preferred Stock, and Centurion is holder of 20,000 shares of Series A Preferred Stock. Additionally, Platinum Partners Liquid Opportunity Master Fund, L.P., which may be deemed an affiliate of Value and Centurion, holds 2,500 shares of Series A Preferred Stock.

(5)

Value is the holder of 12,500 shares of Series A Preferred Stock, and Centurion is holder of 20,000 shares of Series A Preferred Stock. Additionally, Platinum Partners Liquid Opportunity Master Fund, L.P., which may be deemed an affiliate of Value and Centurion, holds 2,500 shares of Series A Preferred Stock Accordingly ,the Holders listed below beneficially own or have the right to acquire shares of our Common Stock as follows:

Name of Beneficial Owner	Shares Currently Owned	Shares Underlying Convertible Preferred Stock	Warrants

Centurion Credit Strategies, LLC	2,066,439	20,000,000	20,000,000
Platinum Partners Value Arbitrage Fund, LP	267,123	12,500,000	12,500,000
Platinum Partners Liquid Opportunity Master Fund, L.P.	49,658	2,500,000	2,500,000
Purchase of Stock LLC	283,562	3,000,000	3,000,000
Premier Investment Enterprises, LLC	120,206	2,300,000	2,415,000
1544 Management LLC	74,178	2,850,000	2,992,500

The Series A Preferred Stock, the warrants held by Centurion and Value, and the options granted by CS Master Holding LLC to Centurion, Value and Liquid each contain provisions prohibiting any conversions of the Series A Preferred Stock, or exercise of the warrants or options that would result in the stockholder (or its affiliates) owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. The shares transferable to Centurion and Value are not including the foregoing table. Mark Nordlicht has voting and investment control over the securities held by Centurion, Value and Liquid.

(6)

Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Moshe Oratz beneficially owns approximately 42% of the outstanding common stock of the Company. Mr. Moshe Oratz is the brother of Mr. Avrohom M. Oratz.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Dale Matheson Carr-Hilton LaBonte LLP (“DMCL”) served as our independent registered public accounting firm and audited our financial statements for the fiscal years ended August 31, 2010 and 2009 and through the date of dismissal on January 6, 2011. On January 10, 2011, the Company’s Board of Directors appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2011. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended August 31, 2011	Year Ended August 31, 2010
Audit Fees	$187,000	$25,000
Audit-Related Fees	-	8,600
Tax Fees	-	7,250
All Other Fees	-	15,750
Total	$187,000	$56,600

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K:

Exhibit Number	Description
3.2A	By-Laws (1)
3.3	Restated and Amended Articles of Incorporation (2)
3.4	Form of Certificate of Designation for Series A Convertible Preferred Stock(2)
3.5	Form of Certificate of Designation for Series B Convertible Preferred Stock(5)
10.3	Form of Securities Purchase Agreement(3)
10.4	Form of Warrant(3)
10.5	Form of Registration Rights Agreement(3)
10.7	Employment Agreement with Avrohom Oratz, dated June 1, 2010(3)
10.8	2010 Equity Incentive Plan(3)
10.9	Consulting Agreement with Coventry Consulting Group, LLC(4)
10.10	Form of Securities Exchange Agreement with certain Series A Preferred Stockholders(5)
10.11	Amendment to Employment Agreement of Avrohom Oratz(5)
10.12	Employment Agreement with Joshua Yifat, dated April 15, 2011(5)
10.14	Voting Trust Agreement(6)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002(7)
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002(7)
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350(7)
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350(7)

(1)

Filed as an Exhibit to our Registration Statement on Form SB-2 filed on December 24, 2007.

(2)

Filed as an Exhibit to our Form 10-Q filed on July 15, 2010.

(3)

Filed as an Exhibit to our Form 8-K filed on July 26, 2010.

(4)

Filed as an Exhibit to our Form 10-K/A filed on January 7, 2011.

(5)

Filed as an Exhibit to our Form 8-K filed on April 11, 2011.

(6)

Filed as an Exhibit to our Form 8-K filed on April 14, 2011.

(7)

Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

December 14, 2011	/s/ Avrohom Oratz
Avrohom Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President, Director and Chief Executive Officer (Principal Executive Officer)	December 14, 2011
/s/ Joshua Yifat
Joshua Yifat	Treasurer and Chief Financial Officer (Principal Financial Officer)	December 14, 2011
/s/ Chaim Loeb
Chaim Loeb	Director	December 14, 2011

/s/ Abraham Lowy
Abraham Lowy	Director	December 14, 2011

/s/ Sy Stern
Sy Stern	Director	December 14, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

FINANCIAL STATEMENTS

AUGUST 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Absolute Life Solutions, Inc.

We have audited the accompanying balance sheet of Absolute Life Solutions, Inc. (the “Company”) as of August 31, 2011, and the related statements of operations, stockholders’ equity and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of the Company as of August 31, 2010, were audited by other auditors whose report dated December 13, 2010, expressed an unqualified opinion.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Life Solutions, Inc., as of August 31, 2011, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. The demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectations. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

December 14, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.):

We have audited the accompanying balance sheets of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and the related statements of operations, cash flows and stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Absolute Life Solutions, Inc. (formerly Shimmer Gold, Inc.) as of August 31, 2010 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DMCL

DALE MATHESON CARR-HILTON LABONTE LLP

CHARTERED ACCOUNTANTS

Vancouver, Canada

December 13, 2010

ABSOLUTE LIFE SOLUTIONS, INC.

BALANCE SHEETS

	August 31, 2011	August 31, 2010
ASSETS
Current Assets
Cash and cash equivalents	$1,917,896	$3,498,525
Accounts receivable	1,263,000	-
Insurance purchase escrow	128,750	2,200,000
Receivable under reverse repurchase agreement	3,368,593	-
Prepaid expenses	45,044	87,651
Total current assets	6,723,283	5,786,176
Equipment, net	90,082	114,036
Security deposit	56,688	56,688
Investment in life settlement contracts	92,708,076	12,313,897
TOTAL ASSETS	$99,578,129	$18,270,797
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$44,607	$362,896
Due to provider	568,000	-
Total current liabilities	612,607	362,896
Deferred rent	42,148	-
Deferred income taxes	21,071,160	1,524,558
TOTAL LIABILITIES	21,725,915	1,887,454

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock; 41,950 Series A issued and outstanding ( August 31, 2010 - 13,500 issued and outstanding) of which 25,000 are designated as Series B 12.5% convertible preferred stock; 8,850 Series B issued and outstanding ( August 31, 2010 - 0 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 85,424,597 issued and outstanding) (August 31, 2010 - 80,060,000 issued and outstanding)	854	801
Additional paid in capital	96,773,677	14,249,938
Retained earnings (accumulated deficit)	(18,922,317)	2,132,604
Total Stockholders' Equity	77,852,214	16,383,343
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$99,578,129	$18,270,797

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

STATEMENTS OF OPERATIONS

	Year ended August 31, 2011	Year ended August 31, 2010

Sales, general and administrative expenses	$(3,102,642)	$(961,536)

Other income
Change in fair value of life settlement contracts net of premiums paid	45,507,979	4,783,471
Interest income	44,606	-
Income before income tax	42,449,943	3,821,935
Income tax provision	(19,546,602)	(1,524,558)
Net income	22,903,341	2,297,377
Deemed dividend on issuance of Series A and Series B Preferred Stock	(37,300,000)	-
Dividend on Convertible Preferred Stock	(6,658,262)	-
Net income (loss) applicable to common shareholders	$(21,054,921)	$2,297,377

Basic earnings (loss) per common share	$(0.24)	$0.03
Diluted earnings (loss) per common share	$(0.24)	$0.03

Basic weighted average shares outstanding	88,796,687	80,060,000
Diluted weighted average shares outstanding	88,796,687	80,133,973

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

STATEMENTS OF CASH FLOWS

	Year ended August 31, 2011	Year ended August 31, 2010
OPERATING ACTIVITIES
Net income	$22,903,341	$2,297,377
Adjustments to reconcile net income to net cash (used in) operations
Issuances of common stock for services	1,265,530	564,751
Unrealized changes in fair value of life settlement contracts	(50,865,130)	(5,047,921)
Realized gain on maturity of life settlement contract	(2,237,500)	-
Realized gain on sale of life settlement contracts	(138,846)	-
Depreciation	23,954	5,731
Deferred rent	42,148	-
Deferred income taxes	19,546,602	1,524,558
Donated services	-	6,000
Changes in operating assets and liabilities
Accounts receivable	(1,263,000)	-
Insurance purchase escrow	2,071,250	(2,200,000)
Prepaid expenses	42,607	(86,651)
Accounts payable and accrued expenses	(318,289)	320,423
Due to provider	568,000	-
Net cash used in operating activities	(8,359,333)	(2,615,732)
INVESTING ACTIVITIES
Purchases of life settlement contracts	(30,347,703)	(7,265,976)
Proceeds from maturity of life settlement contract	2,500,000	-
Proceeds from sale of life settlement contracts	695,000	-
Investment in reverse repurchase agreement	(3,568,593)	-
Maturity of reverse repurchase agreement	200,000	-
Acquisition of equipment	-	(119,767)
Net cash used in investing activities	(30,521,296)	(7,385,743)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	37,300,000	13,500,000
Net cash provided by financing activities	37,300,000	13,500,000
Change in cash and cash equivalents	(1,580,629)	3,498,525
Cash and cash equivalents, beginning	3,498,525	-

Cash and cash equivalents, ending	$1,917,896	$3,498,525

The accompanying notes are an integral part of these financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
STATEMENT OF STOCKHOLDERS' EQUITY

								Retained
	Preferred stock						Additional	earnings
	Series A		Series B		Common stock		paid-in	(accumulated
	Number	Amount	Number	Amount	Number	Amount	capital	deficit)	Total

Balance, September 1, 2009	-	$ -	-	$ -	80,060,000	$ 801	$ 112,499	$ (164,773)	$ (51,473)
Settlement of debt	-	-	-	-	-	-	66,688	-	66,688
Preferred stock and warrants issued for cash at $1,000 per share	13,500	-	-	-	-	-	13,500,000	-	13,500,000
Warrants issued for consulting services, at $0.01	-	-	-	-	-	-	564,751	-	564,751
Donated services	-	-	-	-	-	-	6,000	-	6,000
Net income	-	-	-	-	-	-	-	2,297,377	2,297,377
Balance, August 31, 2010	13,500	-	-	-	80,060,000	801	14,249,938	2,132,604	16,383,343
Preferred stock and warrants issued for cash at $1,000 per share	34,450	-	2,850	-	-	-	37,300,000	-	37,300,000
Exchange of Series A preferred stock for Series B preferred stock and warrants	(6,000)	-	6,000	-	-	-	-	-	-
Common stock issued under employee stock plan	-	-	-	-	1,000,000	10	314,999	-	315,009
Common stock issued for consulting and legal services	-	-	-	-	1,020,007	10	950,511	-	950,521
Stock dividends paid on preferred stock	-	-	-	-	3,344,590	33	6,658,229	(6,658,262)	-
Deemed dividends on preferred stock	-	-	-	-	-	-	37,300,000	(37,300,000)	-
Net income	-	-	-	-	-	-	-	22,903,341	22,903,341
Balance, August 31, 2011	41,950	$ -	8,850	$ -	85,424,597	$ 854	$96,773,677	$(18,922,317)	$77,852,214

The accompanying notes are an integral part of these financial statements.

1.

NATURE AND CONTINUANCE OF OPERATIONS

Absolute Life Solutions, Inc. (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was an Exploration Stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and was in the business of the acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes and is no longer classified as a development stage company.

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2.

SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company as of August 31, 2011 and 2010 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

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

At August 31, 2011 the Company held 13 life settlement contracts as collateral in the amount of $3.4 million, which are reflected as receivable under reverse repurchase agreement on the Balance Sheets. The counterparty with regards to all these life settlement contacts is Progressive Capital Solutions LLC. Of these life settlement contracts, twelve have an aggregate face value of $50.1 million and a term remaining of one month and one has a face value of $5 million and a term remaining in excess of three months. In the event that the counterparty does not exercise or abandons its rights under the repurchase agreement or upon expiration of the repurchase agreement on September 30, 2011 for 12 contacts and on December 13, 2011 for 1 contract, the Company will recognize these assets as investment in life settlement contracts.

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

The fair value of the investment in life settlement contracts is evaluated at the end of each reporting period. Realized and unrealized changes in the fair value of the investment are recognized each reporting period in the statements of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life insurance policy and our estimate of the risk premium an investor in the policy would require.

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, receivable under reverse repurchase agreement, accounts payable and accrued expenses and due to provider are estimated to be equal to their carrying value due to the short-term nature of these instruments. Investments in life settlement contracts are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations.

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

Deferred Rent Liability

The Company’s operating lease provides for minimum annual payments that adjust over the life of the lease. The aggregate minimum annual payments are expensed on the straight-line basis over the minimum lease term. The Company recognizes a deferred rent liability for rent escalations when the amount of straight-line rent exceeds the lease payments, and reduces the deferred rent liability when the lease payments exceed the straight-line rent expense.

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

As of August 31, 2011, the Company has not granted any stock options.

Comparative Figures

Certain accounts in the prior year financial statements have been reclassified for comparative purposes to conform to the current year’s presentation. These reclassifications have no effect on previously reported net income.

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

As of August 31, 2011 and August 31, 2010, the Company has the following investments in life settlement contracts:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2010	5	$12,313,897	$40,000,000
August 31, 2011	39	$92,708,076	$274,750,633

The following tables represent the remaining life expectancies for each of the first five succeeding years as of August 31, 2011 and August 31, 2010:

Remaining Life Expectancies as of August 31, 2011

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,885,531
-	2-3 years	-	-
6	3-4 years	74,000,000	36,136,627
2	4-5 years	17,200,000	6,379,423
30	Thereafter	173,550,633	44,306,495
		$274,750,633	$92,708,076

Remaining Life Expectancies as of August 31, 2010

Number of Contracts	Life Expectancies	Face Value	Carrying Value
0	0-1 years	$ -	$ -
0	1-2 years	-	-
1	2-3 years	10,000,000	4,889,335
0	3-4 years	-	-
0	4-5 years	-	-
4	Thereafter	30,000,000	7,424,562
		$40,000,000	$12,313,897

For the years ended August 31, 2011 and 2010, the investments experienced an unrealized gain of $43,131,633 and $4,783,471 respectively and the Company paid policy premiums of $7,733,497 and $264,450 respectively.

The fair value of life settlement contracts is based on information available to the Company at period end. The Company considers the following factors in its fair value estimates: cost at date of purchase; recent purchases and sales of similar investments, financial standing of the issuer, changes in economic conditions affecting the issuer; standard actuarially developed mortality tables and industry life expectancy reports. The Company uses life expectancy reports that have been issued no later than 24 months from the ending date of the year being reported. Life expectancy reports are currently ordered from any two of the following life expectancy providers; AVS, 21 st Century, EMSI, ISC and Fasano. The Company considers that the underlying methodology of the life expectancy providers is an adequate gauge for calculating health status of the individual insured. Life expectancy data is used to simulate random possibilities of maturity, which form the basis for a statistical calculation that underlies our market valuations.

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at August 31, 2011 and 2010:

	August 31, 2011	August 31, 2010
Dataset	VBT ALB Mortality Table	VBT ALB Mortality Table
Expected premium growth	5%	5%
Mortality rates	Standard life expectancy	Standard life expectancy
Discount rate	14%	11.85%

The discount rate used to calculate the present value of the life settlement contracts was determined based on the following at August 31, 2011 and 2010:

In the process of developing a benchmark from which to measure valuation, the Company uses the average redemption yield on the FINRA/Bloomberg High Yield US Corporate Bond Index as a starting point. This index measures the average yield on the highest risk debt obligations traded in the market and serves as a strong indicator of the yield that professional investors would require for similar types of assets. Traditionally, this index yields between 10 – 12%, therefore we added 250 - 350 basis points to the current index yield to account for the current uncharacteristically depressed high yield corporate bond market plus an additional 250 - 350 basis points for the highly illiquid and relatively new life settlements asset class. Our assumption is that short term US Treasuries typically trade in the 250 - 350 BP range. Given the current depressed market rates we have added 250 - 350 BP and will adjust this inversely to the short term Treasuries. As Treasuries rise the spread rate will diminish keeping the discount rate in line with the market. As the life settlement market continues to mature and the investment pools will become better managed the risk will diminish and the asset class will become more liquid. Current market players are better capitalized and understand the asset characteristics at a higher level. As such the discount rate should reflect a maturing market.

The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 14% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. Management made a change in accounting estimate and adjusted its discount rate from 11.85% to 14% in the third quarter ending May 31, 2011, since management believes that a more conservative discount rate is appropriate due to the continued credit crunch in the market and in discussions with potential deals with other investors in the life settlements market.

At August 31, 2010, the discount rate was determined based on the following:

In the process of developing a benchmark from which to measure valuation, the Company used the average redemption yield on the FINRA/Bloomberg High Yield U.S. Corporate Bond Index as a starting point. This index measures the average yield on the highest risk debt obligations traded in the market and serves as a strong indicator of the yield that professional investors would require for similar types of assets. At August 31, 2010, the debt markets were trading at uncharacteristically low yields, therefore management added 350 basis points to the index yield. The addition of 350bp represents the traditional yields on the 3 year U.S. Treasury note, which trades in the 250 bp to 350bp range. The Company then adjusted the 350bp increase by the actual yield of 3 year U.S. Treasury notes at August 31, 2010. As the yield on the 3 year U.S. Treasury note rises we will reduce the adjustment. At August 31, 2010, the index had an average redemption yield of approximately 9.07 and the yield on 3 year U.S. Treasury notes was .72. This yield calculation at August 31, 2010 resulted in an 11.85% discount rate.

The result of applying these assumptions and using Monte Carlo simulations for the years ended August 31, 2011 and 2010 is as follows:

	August 31, 2011	August 31, 2010
Total Pool Benefit	$274,750,633	$40,000,000
Average predicted period until final pool maturity	9.03 yrs	8.28 yrs
Average simulated maturities over age 90	54%	58%
Average age at August 31, 2011	82	82
Average age at maturity	91	91

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

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock (the “Series A Preferred Stock”), with a par value of $0.00001. Effective April 7, 2011, an additional 25,000 preferred shares have been designated as Series B 12.5% convertible preferred stock (the “Series B Preferred Stock”), with a par value of $0.00001. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder becomes a Series B holder and is entitled to receive an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged. During the year ended August 31, 2011, the Company issued 34,450 (2010 – Nil) shares of Series A  Preferred Stock, of which holders of 6,000 shares have agreed to exchange for Series B Preferred Stock and issued 2,850 of Series B Preferred Stock. In connection with the issuance of each Series A Preferred Stock, the Company issued 1,000 warrants (500 exercisable at $2.00 per share and 500 exercisable at $4.00 per share of common stock). In connection with the issuance of each share of Series B Preferred Stock, the Company issued 1,050 warrants (500 exercisable at $2.00 per share and 550 exercisable at $4.00 per share of common stock).

The Series A convertible preferred shares were issued at $1,000 per share and each Series A convertible share is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share subject to standard anti-dilution provisions. The Series A convertible preferred shares are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

The holders of the shares of Series A Preferred Stock have the right to redeem the Series A Preferred Stock only upon existence of a Redemption Event. A Redemption Event is within control of the Company. A Redemption Event is described as:

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

Dividends are payable at the rate of 12.5% per annum, in cash or in common stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December, with the next dividend payment date being December 31, 2011.

The Series A Preferred Stock does not have a maturity or mandatory redemption date, except upon certain limited acts of default. The Series A Preferred Stock does have a cash settlement provision.

The Series B convertible preferred shares were issued at $1,000 per share and each Series B convertible share is convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share subject to standard anti-dilution provisions,. The Series B convertible preferred shares are convertible at the election of the holder. The conversion right is effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates will be the Conversion Date.

The holders of the shares of Series B Preferred Stock have the right to redeem the Series B Preferred Stock only upon existence of a Redemption Event. A Redemption Event is within control of the Company. A Redemption Event is described as:

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

Dividends are payable at the rate of 12.5% per annum, in cash or in common  stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December, with the next dividend payment date being December 31, 2011.

The Series B Preferred Stock does not have a maturity or mandatory redemption date, except upon certain limited acts of default. The Series B Preferred Stock does have a cash settlement provision.

On January 18, 2011 the Company paid dividends due on December 31, 2010 with the issuance of 993,921 shares of common stock valued at $2,286,018.

 On August 12, 2011 the Company paid dividends due on June 30, 2011 with the issuance of 2,350,669 shares of common stock valued at $4,372,244.

During the year ended August 31, 2011, the issuance of the Series A and Series B Preferred Stock with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares. Accordingly, pursuant to GAAP, the Company recorded deemed dividends in the aggregate amount of $37,300,000 attributable to the beneficial conversion feature in connection with the private placement of the 34,450 Series A preferred shares and 2,850 Series B preferred shares issued in the period.

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

During the year ended August 31, 2011 the Company issued 355,007 shares of common stock for consulting agreements to third parties for various consulting services. The aggregate share value was $745,515.

During the year ended August 31, 2011 the Company issued 150,000 shares of restricted common stock to officers and directors with a grant date fair value of approximately $315,000.

During the year ended August 31, 2011 the Company issued 100,000 shares of restricted common stock to legal counsel with a grant date fair value of approximately $205,000.

During the year ended August 31, 2011 the Company issued 3,344,590 shares of common stock as payment for the 12.5% dividend on the Series A and Series B Preferred Stock. These shares were valued at $6,658,262.

B.

During the year ended August 31, 2010, the Company issued 6,000,000 warrants for consulting services. The fair value of the  warrants was estimated at $564,751. The Company also issued 13,500,000 warrants pursuant to the issuance of 13,500 Series A Preferred Stock.

During the year ended August 31, 2011, the Company also issued 37,742,500 warrants pursuant to the issuance of 28,450 Series A and 8,850 Series B Preferred Stock.

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at September 1, 2009	-	-	-

Issued	19,500,000	2.08	5 years

Balance as at August 31, 2010	19,500,000	2.08	5 years

Issued	37,742,500	-	5 years

Balance as at August 31, 2011	57,242,500	2.69	4.33 years

As of August 31, 2011, there were 57,242,500 warrants outstanding and exercisable with expiration dates commencing June 2015 through June 2016. If our Registration Statement is not effective at the time of exercise, the holder may elect a “cashless exercise” resulting in no additional proceeds from the warrant exercise received by the Company.

Except as set forth, the warrants do not permit net cash settlement.

6. COMMITMENTS

Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. At August 31, 2011, the premiums to be paid for each of the five succeeding years are as follows:

Year	Amount
2012	$15,565,653
2013	17,887,369
2014	17,861,861
2015	17,861,861
2016	17,861,861
Thereafter	198,949,742

$285,988,347

The Company entered into an office lease agreement for a period of 10 years and 6 months commencing on June 1, 2010. Future annual lease commitments are as follows:

Year	Amount

2012	92,978
2013	80,169
2014	100,652
2015	102,917
2016	105,233
Thereafter	486,722

$ 968,671

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of August 31, 2011 and 2010:

Unquoted Life Settlement Contracts:	August 31, 2011	August 31, 2010

Beginning balance	$12,313,897	$-
Transfers in:
Purchases of life settlement contracts	29,791,549	7,265,976
Change in fair value of life settlement contracts	53,102,630	5,047,921
Transfers out:
Proceeds from maturity of life settlement contract	(2,500,000)	-

Ending balance	$92,708,076	$12,313,897

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	Discount Rate as of August 31, 2011		Discount rate as of August 31, 2010
	+ 2%	(2%)	+ 2%	(2%)

Investment in Life Settlement Contracts	$ 85,215,603	$ 101,271,273	$ 10,918,363	$ 13,780,115

The Company utilizes the MAPS system for valuations. MAPS is a generally accepted third party pricing system utilized by funds and investors engaged in the purchase and sale of life settlements.

Life expectancy reports are generated by third party medical underwriting firms, such as AVS, 21st Century, EMSI and Fasano. These firms review medical data for an individual and grade using a series of debits and credits. The resulting values are used to generate a life expectancy value. The MAPS system utilizes this life expectancy data to calibrate underlying mortality curves generated for each individual case.

MAPS utilizes the appendixes to the VBT2008 report as a base for mortality projections. This chart established 25 unique values corresponding to 25 statistical values indicative of the next 25 years of a persons life. The value is the statistical probability that the individual will meet an untimely end in that given year. When a life expectancy provider produces a report, it indicates a value at which point a certain individual will achieve a 50% chance, statistically, of dying. This is calculated by randomly making 1000 simulations and calculating an exact point of death for each simulation. The point at which the cumulative deaths equal 500 is the median point or the life expectancy.

In order to calibrate this curve, a multiplier is formulated to cause the median mark to equal the life expectancy value provided by the life expectancy provider. For every case, 1000 simulations are run, each simulation resulting in a unique death month. For example, if a life expectancy equals 50 months, the underlying data would show 500 deaths prior to the 50th month and 500 deaths after the 50th month.

The MAPS system takes the results of the modified life expectancy curve and applies it to the premium and death benefit projections stream. For the 500 deaths prior to the 50th month, utilizing our previous example, it would apply the percentage of the simulated runs that died in each 12 month period to the death benefit and premium schedules to form estimated cash flows. The net present value, using a discount rate defined by the user, of the streams of values created by this method form the indicated value of the policy.

8. INCOME TAXES

Income tax expense consists of the following components at August 31, 2011 and 2010:

	2011	2010
Current tax expense	$-	$-
Deferred tax expense	19,546,602	1,524,558
Total income tax expense	$19,546,602	$1,524,558

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the years ended August 31, 2011 and 2010, as a result of the following:

	2011	2010
United States statutory rate	35%	35%
State income taxes	10%	6%
Permanent items and other	1%	(1)%
Combined effective tax rate	46%	40%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	August 31, 2011	August 31, 2010
Deferred tax assets:
Equipment	$2,579	$2,579
Premiums paid	3,599,077	92,557
Stock issuances to officers, directors and consultant	358,007	-
Net operating loss carryforward	-	147,078
Net deferred tax assets	3,959,663	242,214

Deferred tax liabilities:
Unrealized gains on life settlement contracts	(25,030,823)	(1,766,772)

Total deferred tax liabilities, net	$(21,071,160)	$(1,524,558)

Summary of deferred tax liabilities:
Current	$-	$-
Non-current	21,071,160	1,524,558
Total deferred tax liabilities, net	$21,071,160	$1,524,558

Accounting for Uncertainty in Income Taxes.  In June 2006, the FASB issued guidance contained in ASC 740, Income Taxes (formerly FIN 48).  The guidance is intended to clarify the accounting for uncertainty in income taxes recognized in a company’s financial statements and prescribes the recognition and measurement of a tax position taken or expected to be taken in a tax return.  ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.

Under ASC 740, evaluation of a tax position is a two-step process.  The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position.  The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements.  A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of August 31, 2011, the Company has filed income tax returns through the fiscal 2009 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2011 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the years ended August 31, 2011 and 2010. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

9. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.