Form 10-Q
period 2011-11-30
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2012-01-17
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2011

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 85,424,597 shares of common stock as of January 13, 2011.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2011

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC. CONDENSED BALANCE SHEETS
	November 30, 2011 (unaudited)	August 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$1,049,533	$1,917,896
Accounts receivable	-	1,263,000
Insurance purchase escrow	-	128,750
Receivable under reverse repurchase agreement	783,571	3,368,593
Investment in life settlement contracts at investment method	2,362,231	-
Prepaid expenses	29,475	45,044
Total current assets	4,224,810	6,723,283
Equipment, net	84,094	90,082
Security deposit	56,688	56,688
Investment in life settlement contracts at fair value	86,766,094	92,708,076
TOTAL ASSETS	$91,131,686	$99,578,129
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$99,463	$44,607
Due to provider	-	568,000
Total current liabilities	99,463	612,607
Deferred rent	44,075	42,148
Deferred income taxes	17,524,327	21,071,160
TOTAL LIABILITIES	17,667,865	21,725,915

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock; 41,950 Series A issued and outstanding ( August 31, 2011 - 41,950 issued and outstanding)	-	-

of which 25,000 are designated as Series B 12.5% convertible preferred stock; 8,850 Series B issued and outstanding ( August 31, 2011 - 8,850 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 85,424,597 issued and outstanding) (August 31, 2011 - 85,424,597 issued and outstanding)	854	854
Additional paid in capital	96,773,677	96,773,677
Retained earnings (accumulated deficit)	(23,310,710)	(18,922,317)
Total Stockholders' Equity	73,463,821	77,852,214
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,131,686	$99,578,129

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Three months ended November 30, 2011	Three months ended November 30, 2010

Sales, general and administrative expenses	$(375,143)	$(1,069,847)

Other income
Realized gain on life settlement contracts held under investment method	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(7,879,926)	20,688,201
Income ( loss) before income tax	(7,935,226)	19,618,354
Income tax benefit (provision)	3,546,833	(8,573,961)
Net income (loss)	(4,388,393)	11,044,393
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(13,250,000)
Net loss applicable to common shareholders	$(4,388,393)	$(2,205,607)

Basic loss per common share	$(0.05)	$(0.03)
Diluted loss per common share	$(0.05)	$(0.03)

Basic weighted average shares outstanding	91,424,597	87,416,430
Diluted weighted average shares outstanding	91,424,597	87,416,430

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months Ended November 30, 2011	Three months Ended November 30, 2010

OPERATING ACTIVITIES
Net income (loss)	$(4,388,393)	$11,044,393
Adjustments to reconcile net income (loss) to net cash (used in) operations
Issuances of common stock for services	-	640,529
Unrealized changes in fair value of life settlement contracts	5,941,982	(19,244,370)
Realized gain on maturity of life settlement contract	-	(2,237,500)
Realized gain on sale of life settlement contracts	(319,843)	-
Depreciation	5,988	5,989
Deferred rent	1,927	-
Deferred income taxes	(3,546,833)	7,947,998

Changes in operating assets and liabilities
Accounts receivable	1,263,000	-
Insurance purchase escrow	128,750	(25,000)
Insurance proceeds receivable	-	(2,500,000)
Prepaid expenses	15,569	(26,847)
Accounts payable and accrued expenses	54,856	(359,713)
Income taxes payable	-	625,963
Due to provider	(568,000)	-
Net cash used in operating activities	(1,410,997)	(4,128,558)

INVESTING ACTIVITIES
Purchases of life settlement contracts	-	(10,818,000)
Proceeds from maturity of life settlement contract	-	2,500,000
Proceeds from sale of life settlement contracts	897,234	-
Investment in life settlement contracts at investment method	(238,693)	-
Investment in reverse repurchase agreement	(115,907)	-
Net cash provided by (used in) investing activities	542,634	(8,318,000)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	-	13,250,000
Net cash provided by financing activities	-	13,250,000

Change in cash and cash equivalents	(868,363)	803,442
Cash and cash equivalents, beginning	1,917,896	3,498,525
Cash and cash equivalents, ending	$1,049,533	$4,301,967

Supplemental disclosure of non-cash investing activity:
Transfer of receivable under reverse repurchase to investment in life settlement contracts at investment method	$2,700,929	$-

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2011

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

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required to acquire life settlement contracts and continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow requirements. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of November 30, 2011 and 2010 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Balance Sheet as of November 30, 2011, Statements of Operations for the three months ended November 30, 2011 and 2010, and Statements of Cash Flows for the three months ended November 30, 2011 and 2010, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended November 30, 2011 are not necessarily indicative of results to be expected for the year ending August 31, 2012 or for any future interim period. In addition, the balance sheet data at August 31, 2011 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 14, 2011.

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

At November 30, 2011 and August 31, 2011 the Company held one and thirteen life settlement contracts as collateral in the amount of $783,571 and $3,368,593 respectively, which are reflected as a receivable under reverse repurchase agreement on the Balance Sheets. The life settlement contract held at November 30, 2011, has a face value of $5 million and a term remaining of less than one month. The counterparty did not exercise its rights under the repurchase agreement and upon expiration of the repurchase agreement on December 13, 2011, the Company recognized this asset as an investment in life settlement contract at investment method.

The Company follows the provisions of ASC 860, Transfers and Servicing which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.

Life Settlement Contracts

ASC 325-30, Investments in Insurance Contracts allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at  the purchase  price.  In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in the current period net of premiums paid. The Company primarily uses the fair value method to account for life settlement contracts. For those life settlement contracts held as a receivable under reverse repurchase agreement in the prior period, the Company elected to account for them under the investment method upon expiration of the repurchase agreement. The Company purchased these policies under a reverse repurchase agreement as a short-term investment for the purpose of reselling them to other investors.

Life settlement contracts are inherently long term investments. The individuals upon which the life insurance is underwritten are normally healthy with indications of continuing life spans in excess of 5 years. Accounting for the value of these policies using the fair value method provides a more accurate indication of the present value of these policies as it takes into account the net effect of holding the policy over an extended period during which the investment into the asset is increased, by virtue of continuing premium payments. When life settlement contracts are purchased for the purpose of short term gain, typically in a distressed sale, where the life settlement contracts are sold below market, the fair value method would give an inaccurate valuation as it would price in the distressed opportunity as if this was a normal occurrence in the market. Additionally, the concept of holding the policy for a period of less than one year would create a situation where the asset would be best recorded under the investment method.

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

For life settlement contracts accounted under the investment method, the Company will recognize the difference between the death benefits and the carrying value of the policy when the Company determines that settlement and ultimate collection is realizable and reasonably assured. Income from a transaction must meet both criteria in order to be recognized. Income is generally considered realized when cash is received for the sale of a product or performance of a service. Income generally becomes realizable when a promise to pay is received in exchange for the sale of a product or performance of a service. The promise to pay could be verbal (account receivable) or written (note receivable). Income is generally earned when a legally enforceable exchange takes place (e.g., consideration has been tendered and the buyer takes possession of the product or benefits from the performance of a service). The Company recognizes gains from these life settlement contracts that the company owns upon one of the two following events:

1) Receipt of death notice or verified obituary of insured.

2) Signed sale agreement and/or filing of change of ownership forms and funds transferred to escrow.

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash, accounts receivable, receivable under reverse repurchase agreement, investments in life settlement contracts at investment method, accounts payable, and accrued expenses are estimated to be equal to their carrying value due to the short-term nature of these instruments. Investments in life settlement contracts at fair value are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. 25,400,000 and 25,842,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 50,800,000 Series A and Series B preferred shares, convertible into 50,800,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

As of November 30, 2011, the Company has not granted any stock options.

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

3. INVESTMENT IN LIFE SETTLEMENT CONTRACTS

The Company generally purchases life settlement contracts for long-term investment purposes and uses the fair value method to calculate its life settlement portfolio. The Company will also purchase life settlement contracts as a short-term investment for the purpose of reselling them to other investors.

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

As of November 30, 2011 and August 31, 2011, the Company has the following investments in life settlement contracts at fair value:

	Number of Contracts	Estimated Fair Value	Face Value
2August 31, 2011	39	$92,708,076	$274,750,633
November 30, 2011	39	$86,766,094	$274,749,809

The following table represents the remaining life expectancies for each of the first five succeeding years as of November 30, 2011 for life settlement contracts at fair value:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,507,346
2	2-3 years	13,000,000	5,043,048
5	3-4 years	68,200,000	32,211,191
3	4-5 years	19,000,000	5,869,486
28	Thereafter	164,549,809	38,135,023
		$274,749,809	$86,766,094

The following table represents the remaining life expectancies for each of the first five succeeding years as of November 30, 2011 for life settlement contracts under the investment method:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
-	1-2 years	-	-
-	2-3 years	-	-
-	3-4 years	-	-
1	4-5 years	2,000,000	283,371
9	Thereafter	43,500,000	2,078,860
		$45,500,000	$2,362,231

For the three months ending November 30, 2011 and 2010, the investments experienced an unrealized loss of $5,941,982 and an unrealized gain of $19,244,370 respectively and the Company paid policy premiums of $1,937,944 and $793,669 respectively. For the three months ending November 30, 2011 and 2010, the Company recognized a realized gain of $0 and $2,237,500, respectively. The realized gain of $2,237,500 in the prior period is a result of the maturity of one life settlement contract.

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

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at November 30, 2011 and August 31, 2011:

	November 30, 2011	August 31, 2011
Dataset	VBT ALB Mortality Table	VBT ALB Mortality Table
Expected premium growth	5%	5%
Mortality rates	Standard life expectancy	Standard life expectancy
Discount rate	16%	14%

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

The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require. The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 16% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. In recent months, there have been a number of government investigations of several life settlement companies. These investigations, and subsequent SEC charges, in one instance, have caused a temporary dislocation in the life settlement market. Liquidity has tightened even further. Additionally, subsequent to quarter end, the Company sold a policy to another investor, which indicated that the discount rate has moved higher. In light of these factors, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed, therefore management made a change in accounting estimate and adjusted its discount rate from 14% to 16% in the first quarter ending November 30, 2011, since management believes that a more conservative discount rate is appropriate due to the continued credit crunch in the market and in discussions with other investors in the life settlements market. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The Company believes that this dislocation is temporary but is unable to predict how long it will take the market to return to a more traditional level. In the event that the dislocation and the market returns to a more traditional level, management will reevaluate the discount rate it uses in valuing its life settlement contracts.

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended November 30, 2011 and year ended August 31, 2011 is as follows:

	November 30, 2011	August 31, 2011
Total Pool Benefit	$274,749,809	$274,750,633
Average predicted period until final pool maturity	8.35 yrs	9.03 yrs
Average simulated maturities over age 90	52%	54%
Average age at November 30, 2011 and August 31, 2011	82	82
Average age at maturity	91	91

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

The Company did not issue additional Series A Preferred Stock or Series B Preferred Stock during the quarter ended November 30, 2011.

5. COMMON STOCK

A. The Company did not issue additional common stock during the quarter ended November 30, 2011.

B.  Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2011
Issued	57,242,500	2.69	4.33 years
Additions as of November 30, 2011
Issued	-	-

Balance as at November 30, 2011	57,242,500	2.69	4.08 years

As of November 30, 2011, there were 57,242,500 warrants outstanding and exercisable with expiration dates commencing June 2015 through June 2016. If our Registration Statement is not effective at the time of exercise, the holder may elect a “cashless exercise” resulting in no additional proceeds from the warrant exercise received by the Company.

Except as set forth, the warrants do not permit net cash settlement.

6. COMMITMENTS

 Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. At November 30, 2011, the premiums to be paid for each of the five succeeding years for investment in life settlement contracts at fair value are as follows:

Year	Amount

2012	$12,908,276
2013	17,887,369
2014	17,861,861
2015	17,861,861
2016	17,861,861
Thereafter	198,949,742

$283,330,970

At November 30, 2011, the premiums to be paid for each of the five succeeding years for investment in life settlement contracts at investment method are as follows:

Year	Amount

2012	$1,827,070
2013	2,454,447
2014	2,454,447
2015	2,454,447
2016	2,454,447
Thereafter	30,160,855

$41,805,713

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements at fair value is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of November 30, 2011 and August 31, 2011:

Unquoted Life Settlement Contracts:	November 30, 2011	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(5,941,982)	53,102,630
Transfers out:
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$86,766,094	$92,708,076

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	Discount Rate as of November 30, 2011		Discount rate as of August 31, 2011
	+ 2%	(2%)	+ 2%	(2%)

Investment in Life Settlement Contracts	$ 80,195,722	$ 94,218,150	$ 85,215,603	$ 101,271,273

The Company utilizes the MAPS system for valuations. MAPS is a generally accepted third party pricing system utilized by funds and investors engaged in the purchase and sale of life settlements.

Life expectancy reports are generated by third party medical underwriting firms, such as AVS, 21 st Century, EMSI and Fasano. These firms review medical data for an individual and grade using a series of debits and credits. The resulting values are used to generate a life expectancy value. The MAPS system utilizes this life expectancy data to calibrate underlying mortality curves generated for each individual case.

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

8. INCOME TAXES

Income tax expense consists of the following components at November 30, 2011 and 2010:

	2011	2010
Current tax expense	$-	$-
Deferred tax expense	(3,546,833)	8,573,961
Total income tax expense	$(3,546,833)	$8,573,961

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting . For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items we report separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

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

As of November 30, 2011, the Company has filed income tax returns through the fiscal 2009 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2011 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the three months ended November 30, 2011 and 2010. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

9. SUBSEQUENT EVENTS

On December 22, 2011, the Board of Directors authorized that the Company issue 3,201,093 shares of common stock as payment of the 12.5% dividend for December 31, 2011 on the Series A Preferred Stock and Series B Preferred Stock.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“ SEC ”), including our Annual Report on Form 10-K for the year ended August 31, 2011 (“ Fiscal 2011 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

Our results of operations for the three months ended November 30, 2011, consisted of consisted of change in fair value of life settlement contracts net of premiums paid (which include unrealized gains on life settlement contracts and realized gains on sale of life settlement contracts), less operating and administrative expenses for personnel, leased office space and professional fees and income tax expense.

Three months ended November 30, 2011 compared to three months ended November 30, 2010

ABSOLUTE LIFE SOLUTIONS, INC.

	Three months ended November 30, 2011	Three months ended November 30, 2010
Sales, general and administrative expenses	$(375,143)	$(1,069,847)
Other income
Realized gain on life settlement contracts held under investment method	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(7,879,926)	20,688,201
Income ( loss) before income tax	(7,935,226)	19,618,354
Income tax benefit (provision)	3,546,833	(8,573,961)
Net income (loss)	(4,388,393)	11,044,393
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(13,250,000)
Net loss applicable to common shareholders	$(4,388,393)	$(2,205,607)

Basic loss per common share	$(0.05)	$(0.03)
Diluted loss per common share	$(0.05)	$(0.03)

Basic weighted average shares outstanding	91,424,597	87,416,430
Diluted weighted average shares outstanding	91,424,597	87,416,430

Expenses: Operating and administrative expenses decreased from $1,069,847 for the three months ended November 30, 2010 to $375,143 for the three months ended November 30, 2011. The decrease of approximately $700 thousand from the prior period is primarily attributable to a decrease in spending on marketing budgets. Marketing expenses related to the initial start-up of the Company were incurred in the first quarter of the prior year. These were one time charges.

Other Income (Loss): Total other income decreased from $20,688,201 for the three months ended November 30, 2010 to a loss of $7,560,083 for the three months ended November 30, 2011. Unrealized losses net of premiums paid were $7,879,926 for the three months ended November 30, 2011, due to fair market valuation of pool policies. Realized gains from the sale of two policies were $319,843 for the three months ended November 30, 2011. The decrease in fair value of our life settlement portfolio is primarily attributable to the increase in discount rate that the Company utilizes in valuing its investments. Additionally, the Company made no new acquisitions of policies in the three months ended November 30, 2011 as compared to acquisitions of 16 new policies in the quarter ended November 30, 2010. These were acquisitions of policies in distressed sales from individuals/entities that did not have the ability to “hold” the policies. When these policies were initially marked at fair value, there were significant unrealized gains because of our intent and ability to hold these policies until maturity. In subsequent periods, the gradual changes in fair value will result in a decrease in the change in unrealized gains on policies already acquired.

Income Tax: Income tax expense decreased from $8,573,961 for the three months ended November 30, 2010 to a benefit of $3,546,833 for the three months ended November 30, 2011. The decrease is primarily attributable to the decrease in unrealized gains on life settlement contracts for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. A decrease of $3,546,833 in addition to the previous year’s liability of $21,071,160 resulted in a deferred tax liability of $17,524,327.

Net Income (Loss): We reported a net loss of $4,388,393 for the three months ended November 30, 2011 compared to net income of $11,044,393 for the three months ended November 30, 2010.  The decrease of approximately $15.4 million from the prior period is primarily attributable to a decrease of approximately $26.3 million in unrealized gains and approximately $1.9 million in realized gains offset by a decrease of approximately $12.1 million in income tax expense and approximately $700 thousand in general and administrative expenses. Refer to preceding discussions for explanation of variances.

Deemed Dividend. Deemed dividend decreased from $13,250,000 for the three months ended November 30, 2010 to $0 for the three months ended November 30, 2011. The decrease is a result of the Company not issuing any additional preferred shares for the three months ended November 30, 2011 as compared to the three months ended November 30, 2010. The Company recorded a deemed dividend for financial statement purposes of $13,250,000 for the three months ended November 30, 2010 to holders of our Series A preferred shares in connection with the appreciation of our common stock price. The deemed dividend reflects the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended November 30, 2011 was $1,410,997. Net cash provided by  investing activities was $542,634 arising from proceeds received from sale of life settlement contracts partially offset by investment in life settlement contracts at investment method and investment in reverse repurchase agreement. This resulted in a decrease in cash of $868,363.

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

Working Capital and Capital Availability: As of November 30, 2011, we had working capital of $4,125,347, including $783,571 of a policy held under a reverse repurchase agreement and $2,362,231 of policies held under the investment method. Subsequent to quarter end, we sold one policy, which was held at fair value, for cash equal to $939,792. We expect to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. The Company has in the past and expects to in the future find opportunities to purchase policies at advantageous prices. In order to finance future operations, the Company may sell these policies to other investors as these situations present a short term gain that exceeds the projected long term benefit. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. As our portfolio matures, we expect that our capital needs will subside.

Going Concern Qualification

Our financial statements for the period ended November 30, 2011 indicate that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. The Company will require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Since July 2010, we have raised in excess of $50,000,000 in additional capital, a portion of which is available for our working capital needs. The Company has undertaken further steps with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or by selling our policies to other investors. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We primarily value our investments in life settlement contracts using the fair value method. As of November 30, 2011 and August 31, 2011, the total of our investment in life settlements held for our own account held at fair value was valued at $86,766,094 and $92,708,076, respectively. As of November 30, 2011 and August 31, 2011, the total of our investment in life settlements held for our own account held at investment method was valued at $2,362,231 and $0, respectively.

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

The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 16% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. In recent months, there have been a number of government investigations of several life settlement companies. These investigations, and subsequent SEC charges, in one instance, have caused a temporary dislocation in the life settlement market. Liquidity has tightened even further. Additionally, subsequent to quarter end, the Company sold a policy to another investor, which indicated that the discount rate has moved higher. In light of these factors, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed, therefore we made a change in accounting estimate and adjusted our discount rate from 14% to 16% in the first quarter ending November 30, 2011, since we believe that a more conservative discount rate is appropriate due to the continued credit crunch in the market and in discussions with other investors in the life settlements market. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The Company believes that this dislocation is temporary but is unable to predict how long it will take the market to return to a more traditional level. In the event that the dislocation and the market returns to a more traditional level, we will reevaluate the discount rate we use in valuing our life settlement contracts.

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

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of November 30, 2011 and August 31, 2011:

Unquoted Life Settlement Contracts:	November 30, 2011	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(5,941,982)	53,102,630
Transfers out:
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$86,766,094	$92,708,076

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended November 30, 2011.

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

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2011, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

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

ABSOLUTE LIFE SOLUTIONS, INC.

January 17, 2012	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	January 17, 2012