Form 10-Q
period 2012-02-29
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2012-04-23
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 88,625,690 shares of common stock as of April 18, 2012.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 29, 2012

2

Item 1. Financial Statements

The following unaudited interim condensed financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	February 29, 2012 (unaudited)	August 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$2,053,670	$1,917,896
Accounts receivable	-	1,263,000
Insurance purchase escrow	-	128,750
Receivable under reverse repurchase agreement	-	3,368,593
Investment in life settlement contracts at investment method	3,384,342	-
Prepaid expenses	24,415	45,044
Total current assets	5,462,427	6,723,283
Equipment, net	78,106	90,082
Security deposit	56,688	56,688
Investment in life settlement contracts at fair value	86,270,563	92,708,076
TOTAL ASSETS	$91,867,784	$99,578,129
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$192,498	$44,607
Due to provider	-	568,000
Income taxes payable	19,426	-
Total current liabilities	211,924	612,607
Deferred rent	46,002	42,148
Deferred income taxes	17,232,320	21,071,160
TOTAL LIABILITIES	17,490,246	21,725,915

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;of which 60,000 are designated as Series A 12.5% convertible preferred stock; 44,450 Series A issued and outstanding ( August 31, 2011 - 41,950 issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; 8,850 Series B issued and outstanding ( August 31, 2011 - 8,850 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 88,625,690 issued and outstanding) (August 31, 2011 - 85,424,597 issued and outstanding)	886	854
Additional paid in capital	103,439,392	96,773,677
Accumulated deficit	(29,062,740)	(18,922,317)
Total Stockholders' Equity	74,377,538	77,852,214
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$91,867,784	$99,578,129

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months	Three months	Six months ended	Six months ended
	ended February	ended February	February 29,	February 28,
	29, 2012	28, 2011	2012	2011

Sales, general and administrative expenses	$(509,630)	$(708,814)	$(884,773)	$(1,778,661)

Other income
Realized gain on life settlement contracts held under investment method	-	-	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(1,349,234)	10,742,217	(9,229,160)	31,430,418
Income (loss) before income taxes	(1,858,864)	10,033,403	(9,794,090)	29,651,757
Income tax benefit (provision)	272,581	(5,251,490)	3,819,414	(13,825,451)
Net income (loss)	(1,586,283)	4,781,913	(5,974,676)	15,826,306
Deemed dividend on issuance of Series A and Series B Preferred Stock	(932,643)	(5,950,000)	(932,643)	(19,200,000)
Dividend on Convertible Preferred Stock	(3,233,104)	(2,286,018)	(3,233,104)	(2,286,018)
Net income (loss) applicable to common shareholders	$(5,752,030)	$(3,454,105)	$(10,140,423)	$(5,659,712)

Basic earnings (loss) per common share	$(0.06)	$(0.04)	$(0.11)	$(0.06)
Diluted earnings (loss) per common share	$(0.06)	$(0.04)	$(0.11)	$(0.06)

Basic weighted average shares outstanding	93,500,031	88,243,904	92,462,314	87,827,881
Diluted weighted average shares outstanding	93,500,031	88,243,904	92,462,314	87,827,881

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months Ended February 29, 2012	Six months Ended February 28, 2011

OPERATING ACTIVITIES
Net income (loss)	$(5,974,676)	$15,826,306
Adjustments to reconcile net income (loss) to net cash used in operations
Issuances of common stock for services	-	850,530
Unrealized changes in fair value of life settlement contracts	5,211,225	(31,162,556)
Realized gain on maturity of life settlement contract	-	(2,237,500)
Realized loss on sale of life settlement contract at fair value	286,496	-
Realized gain on sale of life settlement contracts at investment method	(319,843)	-
Depreciation	11,976	11,978
Deferred rent	3,854	-
Deferred income taxes	(3,838,840)	13,762,238

Changes in operating assets and liabilities
Accounts receivable	1,263,000	-
Insurance purchase escrow	128,750	(450,000)
Prepaid expenses	20,629	(13,544)
Accounts payable and accrued expenses	147,891	(317,454)
Income taxes payable	19,426	63,213
Due to provider	(568,000)	-
Net cash used in operating activities	(3,608,112)	(3,666,789)

INVESTING ACTIVITIES
Purchases of life settlement contracts	-	(19,118,000)
Proceeds from maturity of life settlement contract	-	2,500,000
Proceeds from sale of life settlement contract at fair value	939,792	-
Proceeds from sale of life settlement contracts at investment method	897,234	-
Investment in life settlement contracts at investment method	(458,473)	-
Investment in reverse repurchase agreement	(134,667)	-
Net cash provided by (used in) investing activities	1,243,886	(16,618,000)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	2,500,000	19,200,000
Proceeds from shareholder loan	775,000	-
Payment of shareholder loan	(775,000)	-
Net cash provided by financing activities	2,500,000	19,200,000

Change in cash and cash equivalents	135,774	(1,084,789)
Cash and cash equivalents, beginning	1,917,896	3,498,525
Cash and cash equivalents, ending	$2,053,670	$2,413,736

Supplemental disclosure of non-cash investing activity:
TrTransfer of receivable under reverse repurchase to investment in life settlement contracts at investment method	$3,503,260	$-

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

February 29, 2012

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of February 29, 2012 and February 28, 2011 and for the three months and six months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Balance Sheet as of February 29, 2012, Statements of Operations for the three months and six months ended February 29, 2012 and February 28, 2011, and Statements of Cash Flows for the six months ended February 29, 2012 and February 28, 2011, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and six months ended February 29, 2012 are not necessarily indicative of results to be expected for the year ending August 31, 2012 or for any future interim period. In addition, the balance sheet data at August 31, 2011 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 14, 2011.

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

At February 29, 2012 and August 31, 2011 the Company held zero and thirteen life settlement contracts as collateral in the amount of $0 and $3,368,593 respectively, which are reflected as a receivable under reverse repurchase agreement on the Balance Sheets. The counterparty did not exercise its rights under the repurchase agreements and upon expiration of the repurchase agreements, the Company recognized these assets as an investment in life settlement contract at investment method in the aggregate amount of $3,503,250.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the three months and six months ended February 29, 2012, 26,650,000 and 27,092,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 53,300 Series A and Series B preferred shares, convertible into 53,300,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive. For the three months and six months ended February 28, 2011, 16,350,000 warrants with an exercise price of $2.00 and 32,700 Series A preferred shares, convertible into 32,700,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

As of February 29, 2012, the Company has not granted any stock options.

Recent Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-15, Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments.  This ASU codifies the consensus reached in EITF Issue No. 09-B, "Consideration of an Insurer's Accounting for Majority-Owned Investments When the Ownership Is through a Separate Account." The amendments clarify that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The general guidance does not apply in instances where the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Codification Topic 810, Consolidation,  Subtopic 810-10, as those Subsections require the consideration of related parties. ASU 2010-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

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

As of February 29, 2012 and August 31, 2011, the Company has the following investments in life settlement contracts at fair value:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2011	39	$92,708,076	$274,750,633
February 29, 2012	38	$86,270,563	$269,742,932

The following table represents the remaining life expectancies for each of the first five succeeding years as of February 29, 2012 for life settlement contracts at fair value:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,776,025
2	2-3 years	13,000,000	5,463,816
4	3-4 years	66,200,000	32,293,296
3	4-5 years	16,000,000	5,199,089
28	Thereafter	164,542,932	37,538,337
		$269,742,932	$86,270,563

The following table represents the remaining life expectancies for each of the first five succeeding years as of February 29, 2012 for life settlement contracts under the investment method:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
-	1-2 years	-	-
-	2-3 years	-	-
-	3-4 years	-	-
3	4-5 years	8,000,000	1,104,126
8	Thereafter	42,500,000	2,280,216
		$50,500,000	$3,384,342

For the three months and six months ending February 29, 2012, the investments experienced an unrealized gain of $730,757 and an unrealized loss of $5,211,225 respectively and the Company paid policy premiums of $1,793,495 and $3,731,439 respectively. For the three months and six months ending February 28, 2011, the investments experienced an unrealized gain of $11,918,186 and $31,162,556 respectively and the Company paid policy premiums of $1,175,969 and $1,969,638 respectively. For the three months and six months ending February 29, 2012, the Company recognized a realized loss of $286,496. For the three months and six months ending February 28, 2011, the Company recognized a realized gain of $0 and $2,237,500 respectively.

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

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at February 29, 2012 and August 31, 2011:

	February 29, 2012	August 31, 2011
Dataset	VBT ALB Mortality Table	VBT ALB Mortality Table
Expected premium growth	5%	5%
Mortality rates	Standard life expectancy	Standard life expectancy
Discount rate	16%	14%

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

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended February 29, 2012 and year ended August 31, 2011 is as follows:

	February 29, 2012	August 31, 2011
Total Pool Benefit	$269,742,932	$274,750,633
Average predicted period until final pool maturity	8.16 yrs	9.03 yrs
Average simulated maturities over age 90	53%	54%
Average age at February 29, 2012 and August 31, 2011	82	82
Average age at maturity	91	91

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

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock (the “Series A Preferred Stock”), with a par value of $0.00001. Effective April 7, 2011, an additional 25,000 preferred shares have been designated as Series B 12.5% convertible preferred stock (the “Series B Preferred Stock”), with a par value of $0.00001. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder becomes a Series B holder and is entitled to receive an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged. During the year ended August 31, 2011, the Company issued 34,450 shares of Series A  Preferred Stock, of which holders of 6,000 shares have agreed to exchange for Series B Preferred Stock and issued 2,850 of Series B Preferred Stock. In connection with the issuance of each Series A Preferred Stock, the Company issued 1,000 warrants (500 exercisable at $2.00 per share and 500 exercisable at $4 per share of common stock). In connection with the issuance of each share of Series B  Preferred Stock, the Company issued 1,050 warrants (500 exercisable at $2.00 per share and 550 exercisable at $4 per share of common stock).

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

Dividends are payable at the rate of 12.5% per annum, in cash or in common stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December.

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

Dividends are payable at the rate of 12.5% per annum, in cash or in common  stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December.

The Series B Preferred Stock does not have a maturity or mandatory redemption date, except upon certain limited acts of default. The Series B Preferred Stock does have a cash settlement provision.

During the six months ended February 29, 2012, the issuance of 2,500 Series A Preferred Shares for aggregate proceeds of $2,500,000 with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares. Accordingly, the Company recorded deemed dividends in the aggregate amount of $932,643 attributable to the beneficial conversion feature.

5. COMMON STOCK

A.   The Company did not issue additional common stock during the six months ended February 29, 2012.

On December 22, 2011, the Board of Directors authorized that the Company issue 3,201,093 shares of common stock as payment of the 12.5% dividend for December 31, 2011 on the Series A Preferred Stock and Series B Preferred Stock.

B.    Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2011
Issued	57,242,500	2.69	4.33 years
Additions as of February 29, 2012
Issued	2,500,000	-	5.00 years

Balance as at February 29, 2012	59,742,500	2.71	3.80 years

As of February 29, 2012, there were 59,742,500 warrants outstanding and exercisable with expiration dates commencing June 2015 through February 2017. If a Registration Statement is not effective at the time of exercise, the holder may elect a “cashless exercise” resulting in no additional proceeds from the warrant exercise received by the Company.

Except as set forth, the warrants do not permit net cash settlement.

6. COMMITMENTS

 Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. At February 29, 2012, the premiums to be paid for each of the five succeeding fiscal years ending August 31for investment in life settlement contracts at fair value are as follows:

Year	Amount

2012	$8,810,109
2013	17,581,956
2014	17,543,693
2015	17,543,693
2016	17,543,693
Thereafter	196,759,667

$275,782,811

At February 29, 2012, the premiums to be paid for each of the five succeeding fiscal years ending August 31for investment in life settlement contracts at investment method are as follows:

Year	Amount

2012	$1,388,486
2013	2,776,971
2014	2,776,971
2015	2,776,971
2016	2,776,971
Thereafter	35,246,528

$47,742,898

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements at fair value is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of February 29, 2012 and August 31, 2011:

Unquoted Life Settlement Contracts:	February 29, 2012	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(5,497,721)	53,102,630
Transfers out:
Proceeds from sale of life settlement contract	(939,792)	-
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$86,270,563	$92,708,076

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	Discount Rate as of February 29, 2012		Discount rate as of August 31, 2011
	+ 2%	(2%)	+ 2%	(2%)

Investment in Life Settlement Contracts	$79,922,024	$93,453,519	$85,215,603	$101,271,273

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

8. INCOME TAXES

Income tax (benefit) expense consists of the following components at February 29, 2012 and 2011:

	2012	2011
Current tax expense	$19,426	$63,213
Deferred tax (benefit) expense	(3,838,840)	13,762,238
Total income tax (benefit) expense	$(3,819,414)	$13,825,451

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 40% is primarily attributable to the affect of state and local taxes.

As of February 29, 2012, the Company has filed income tax returns through the fiscal 2009 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2011 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the three months and six months ended February 29, 2012 and February 28, 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

9. RELATED PARTY TRANSACTIONS

During the quarter ended February 29, 2012, the Company received short-term loans from a shareholder of $775,000. The loans were at a rate of 8% per annum with a maturity date ending on or before February 29, 2012. The Company paid the loans in full as of February 29, 2012. Interest expense of $2,800 is included in sales, general and administrative expenses on the Condensed Statements of Operations.

10. SUBSEQUENT EVENTS

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

Results of Operations

Our results of operations for the three months and six months ended February 29, 2012, consisted of change in fair value of life settlement contracts net of premiums paid (which include unrealized gains on life settlement contracts and realized gains on sale of life settlement contracts), less operating and administrative expenses for personnel, leased office space and professional fees and income tax expense.

Three months and six months ended February 29, 2012 compared to three months and six months ended February 28, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

	Three months	Three months	Six months ended	Six months ended
	ended February	ended February	February 29,	February 28,
	29, 2012	28, 2011	2012	2011

Sales, general and administrative expenses	$(509,630)	$(708,814)	$(884,773)	$(1,778,661)

Other income
Realized gain on life settlement contracts held under investment method	-	-	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(1,349,234)	10,742,217	(9,229,160)	31,430,418
Income (loss) before income taxes	(1,858,864)	10,033,403	(9,794,090)	29,651,757
Income tax benefit (provision)	272,581	(5,251,490)	3,819,414	(13,825,451)
Net income (loss)	(1,586,283)	4,781,913	(5,974,676)	15,826,306
Deemed dividend on issuance of Series A and Series B Preferred Stock	(932,643)	(5,950,000)	(932,643)	(19,200,000)
Dividend on Convertible Preferred Stock	(3,233,104)	(2,286,018)	(3,233,104)	(2,286,018)
Net income (loss) applicable to common shareholders	$(5,752,030)	$(3,454,105)	$(10,140,423)	$(5,659,712)

Basic earnings (loss) per common share	$(0.06)	$(0.04)	$(0.11)	$(0.06)
Diluted earnings (loss) per common share	$(0.06)	$(0.04)	$(0.11)	$(0.06)

Basic weighted average shares outstanding	93,500,031	88,243,904	92,462,314	87,827,881
Diluted weighted average shares outstanding	93,500,031	88,243,904	92,462,314	87,827,881

Expenses: Operating and administrative expenses decreased from $708,814 and $1,778,661 for the three months and six months ended February 28, 2011 respectively to $509,630 and $884,773 for the three months and six months ended February 29, 2012 respectively. The decrease of approximately $200,000 and $900,000 respectively is primarily attributable to a decrease in spending on marketing budgets of approximately $65,000 and $770,000 respectively. Marketing expenses related to the initial start-up of the Company were incurred in the first six months of the prior year. These were one time charges. This was offset by an increase in NYS capital tax of approximately $100,000 in the three months and six months ended February 29, 2012. Additionally, in the six months ended February 28, 2011, we issued common stock as compensation to an investor relations consultant and to a board member, of which the fair value of that stock compensation was approximately $200,000. We did not issue any stock compensation in the six months ended February 29, 2012.

Other Income (Loss): Total other income decreased from $10,742,217 and $31,430,418 for the three months and six months ended February 28, 2011 respectively to a loss of $1,349,234 and $8,909,317 for the three months and six months ended February 29, 2012 respectively. Change in fair value net of premiums paid including realized losses of $286,496 were $1,349,234 and $9,229,160 for the three months and six months ended February 29, 2012 respectively, due to fair market valuation of pool policies. We had a net realized loss of $286,496 from the sale of one policy held at fair value for the three months and six months ended February 29, 2012 and net realized gains of $319,843 from the sale of two policies held under investment method for the six months ended February 29, 2012. The decrease in fair value of our life settlement portfolio is primarily attributable to the increase in discount rate that the Company utilizes in valuing its investments. Additionally, the Company made no new acquisitions of policies in the three months and six months ended February 29, 2012 as compared to acquisitions of 5 and 21 new policies in the three months and six months ended February 28, 2011 respectively. These were acquisitions of policies in distressed sales from individuals/entities that did not have the ability to “hold” the policies. When these policies were initially marked at fair value, there were significant unrealized gains because of our intent and ability to hold these policies until maturity. In subsequent periods, the gradual changes in fair value will result in a decrease in the change in unrealized gains on policies already acquired.

Income Tax: Income tax expense decreased from $5,251,490 and $13,825,451 for the three months and six months ended February 28, 2011 respectively to a benefit of $272,581 and $3,819,414 for the three months and six months ended February 29, 2012 respectively. The decrease is primarily attributable to the decrease in unrealized gains on life settlement contracts for the three months and six months ended February 29, 2012 as compared to the three months and six months ended February 28, 2011.

Net Income (Loss): We reported a net loss of $1,586,283 and $5,974,676 for the three months and six months ended February 29, 2012 respectively compared to net income of $4,781,913 and $15,826,306 for the three months and six months ended February 28, 2011 respectively. The decrease of approximately $6.4 million and $21.8 million is primarily attributable to a decrease of approximately $11.7 million and $38.1 million in unrealized gains and approximately $0 and $2.2 million in realized gains offset by a decrease of approximately $5.5 million and $17.6 million in income tax expense and approximately $200,000 and $890,000 in general and administrative expenses. Refer to preceding discussions for explanation of variances.

Deemed Dividend. Deemed dividend decreased from $5,950,000 and $19,200,000 for the three months and six months ended February 28, 2011 respectively to $932,643 for the three months and six months ended February 29, 2012 respectively. The decrease is a result of the Company only issuing $2.5 million of preferred shares for the three months and six months ended February 29, 2012 as compared to the issuance of $5,950,000 and $19,200,000 of preferred shares for the three months and six months ended February 28, 2011 respectively. The Company records a deemed dividend for financial statement purposes to holders of our Series A preferred shares in connection with the appreciation of our common stock price. The deemed dividend reflects the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended February 29, 2012 was $3,608,112. Net cash provided by investing activities was $1,243,886 arising from proceeds received from sale of life settlement contracts partially offset by payment of premiums for life settlement contracts held at investment method and payment of premiums for life settlement contracts held under reverse repurchase agreements. Net cash provided by financing activities was $2,500,000 from the sale of Series A Preferred Stock. This resulted in an increase in cash of $135,774. During the quarter ended February 29, 2012, we received loans from a shareholder of $775,000. We paid the loans in full as of February 29, 2012.

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

Working Capital and Capital Availability: As of February 29, 2012, we had working capital of $5,250,503, including $3,384,342 of policies held under the investment method. Subsequent to quarter end, we sold one policy, which was held at fair value, for $920,000. We expect to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. The Company has in the past and expects to in the future find opportunities to purchase policies at advantageous prices. In order to finance future operations, the Company may sell these policies to other investors as these situations present a short term gain that exceeds the projected long term benefit. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years. As our portfolio matures, we expect that our capital needs will subside.

Going Concern Qualification

Our financial statements for the period ended February 29, 2012 indicate that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. The Company will require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Since July 2010, we have raised in excess of $50,000,000 in additional capital, a portion of which is available for our working capital needs. The Company has undertaken further steps with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or by selling our policies to other investors. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We primarily value our investments in life settlement contracts using the fair value method. As of February 29, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at fair value was valued at $86,270,563 and $92,708,076, respectively. As of February 29, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at investment method was valued at $3,384,342 and $0, respectively.

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

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of February 29, 2012 and August 31, 2011:

Unquoted Life Settlement Contracts:	February 29, 2012	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(5,497,721)	53,102,630
Transfers out:
Proceeds from sale of life settlement contract	(939,792)	-
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$86,270,563	$92,708,076

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months and six months ended February 29, 2012.

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

New Accounting Pronouncements

The FASB has issued Accounting Standards Update (ASU) No. 2010-15, Financial Services—Insurance (Topic 944): How Investments Held through Separate Accounts Affect an Insurer’s Consolidation Analysis of Those Investments. This ASU codifies the consensus reached in EITF Issue No. 09-B, "Consideration of an Insurer's Accounting for Majority-Owned Investments When the Ownership Is through a Separate Account." The amendments clarify that an insurance entity generally should not consider any separate account interests held for the benefit of policy holders in an investment to be the insurer's interests and should not combine those interests with its general account interest in the same investment when assessing the investment for consolidation. The general guidance does not apply in instances where the separate account interests are held for the benefit of a related party policy holder as defined in the Variable Interest Entities Subsections of Codification Topic 810,  Consolidation,  Subtopic 810-10, as those Subsections require the consideration of related parties. ASU 2010-15 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2010. Early adoption is permitted. The adoption of this standard did not have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements or transactions.

Outlook

We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the six months ended February 29, 2012 indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets. As a result, we believe we will have an adequate amount of cash provided we are able to source capital or sell policies.

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

Not applicable.

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

There were no changes in our internal controls over financial reporting during the quarter ended February 29, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 29, 2012, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i) 2,500 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 2,500,000 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

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

ABSOLUTE LIFE SOLUTIONS, INC.

April 23, 2012	/s/ Joshua Yifat
Joshua Yifat
Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	April 23, 2012

