Form 10-Q
period 2012-05-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2012-07-23
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2012

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 91,941,444 shares of common stock as of July 19, 2012.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2012

2

Item 1. Financial Statements

The following unaudited interim condensed financial statements of Absolute Life Solutions, Inc. (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED BALANCE SHEETS

	May 31, 2012 (unaudited)	August 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$754,129	$1,917,896
Accounts receivable	-	1,263,000
Insurance purchase escrow	-	128,750
Receivable under reverse repurchase agreement	-	3,368,593
Investment in life settlement contracts at investment method	3,845,816	-
Prepaid expenses	17,723	45,044
Total current assets	4,617,668	6,723,283
Equipment, net	72,117	90,082
Security deposit	56,688	56,688
Investment in life settlement contracts at fair value	63,182,091	92,708,076
TOTAL ASSETS	$67,928,564	$99,578,129
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$195,287	$44,607
Due to provider	-	568,000
Income taxes payable	19,426	-
Total current liabilities	214,713	612,607
Deferred rent	47,929	42,148
Deferred income taxes	5,682,608	21,071,160
TOTAL LIABILITIES	5,945,250	21,725,915

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;of which 60,000 are designated as Series A 12.5% convertible preferred stock; 46,550 Series A issued and outstanding ( August 31, 2011 - 41,950 issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; 8,850 Series B issued and outstanding ( August 31, 2011 - 8,850 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 88,625,690 issued and outstanding) (August 31, 2011 - 85,424,597 issued and outstanding)	886	854
Additional paid in capital	105,539,391	96,773,677
Accumulated deficit	(43,556,963)	(18,922,317)
Total Stockholders' Equity	61,983,314	77,852,214
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$67,928,564	$99,578,129

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months	Three months	Nine months ended	Nine months ended
	ended May	ended May	May 31,	May 31,
	31, 2012	31, 2011	2012	2011

Sales, general and administrative expenses	$(418,327)	$(681,094)	$(1,303,100)	$(2,459,755)

Other income
Realized gain on life settlement contracts held under investment method	-	-	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(25,625,608)	11,633,011	(34,854,768)	43,063,429
Interest income	-	32,446	-	32,446
Income (loss) before income taxes	(26,043,935)	10,984,363	(35,838,025)	40,636,120
Income tax benefit (provision)	11,549,712	(4,652,792)	15,369,126	(18,478,243)
Net income (loss)	(14,494,223)	6,331,571	(20,468,899)	22,157,877
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(18,100,000)	(932,643)	(37,300,000)
Dividend on Convertible Preferred Stock	-	-	(3,233,104)	(2,286,018)
Net income (loss) applicable to common shareholders	$(14,494,223)	$(11,768,429)	$(24,634,646)	$(17,428,141)

Basic earnings (loss) per common share	$(0.15)	$(0.13)	$(0.26)	$(0.20)
Diluted earnings (loss) per common share	$(0.15)	$(0.13)	$(0.26)	$(0.20)

Basic weighted average shares outstanding	94,625,690	88,934,798	93,188,703	88,200,908
Diluted weighted average shares outstanding	94,625,690	88,934,798	93,188,703	88,200,908

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS, INC.

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months Ended May 31, 2012	Nine months Ended May 31, 2011

OPERATING ACTIVITIES
Net income (loss)	$(20,468,899)	$22,157,877
Adjustments to reconcile net income (loss) to net cash used in operations
Issuances of common stock for services	-	1,060,530
Unrealized changes in fair value of life settlement contracts	27,375,339	(45,933,932)
Realized gain on maturity of life settlement contract	-	(2,237,500)
Realized loss on sale of life settlement contracts at fair value	510,853	-
Realized gain on sale of life settlement contracts at investment method	(319,843)	-
Depreciation	17,965	17,966
Deferred rent	5,781	-
Deferred income taxes	(15,388,552)	18,478,243

Changes in operating assets and liabilities
Accounts receivable	1,263,000	(192,000)
Insurance purchase escrow	128,750	1,525,000
Prepaid expenses	27,321	69,759
Accounts payable and accrued expenses	150,680	(310,597)
Income taxes payable	19,426	-
Due to provider	(568,000)	-
Net cash used in operating activities	(7,246,179)	(5,364,654)

INVESTING ACTIVITIES
Purchases of life settlement contracts	-	(28,736,549)
Proceeds from maturity of life settlement contract	-	2,500,000
Proceeds from sale of life settlement contracts at fair value	1,639,792	-
Proceeds from sale of life settlement contracts at investment method	897,234	-
Investment in life settlement contracts at investment method	(919,947)	(2,861,355)
Investment in reverse repurchase agreement	(134,667)	160,000
Net cash provided by (used in) investing activities	1,482,412	(28,937,904)

FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	4,600,000	37,300,000
Proceeds from shareholder loan	975,000	-
Payment of shareholder loan	(975,000)	-
Net cash provided by financing activities	4,600,000	37,300,000

Change in cash and cash equivalents	(1,163,767)	2,997,442
Cash and cash equivalents, beginning	1,917,896	3,498,525
Cash and cash equivalents, ending	$754,129	$6,495,967

Supplemental disclosure of non-cash investing activity:
TrTransfer of receivable under reverse repurchase to investment in life settlement contracts at investment method	$3,503,260	$-

The accompanying notes are an integral part of these condensed financial statements.

ABSOLUTE LIFE SOLUTIONS INC.

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2012

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

The continued existence of the Company is dependent upon its ability to generate profit from its life settlement investments and to meet its obligations as they become due. The Company is currently being financed through periodic sales of preferred stock. Without the proceeds of such sales, the Company would not be able to continue its operations. Accordingly, if the Company is unable to effect additional capital raises, the Company will be unable to pay the necessary premium payments required to maintain its current portfolio or acquire any additional policies. If additional cash is needed, the Company intends to finance the capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow requirements. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of May 31, 2012 and 2011 and for the three months and nine months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Balance Sheet as of May 31, 2012, Statements of Operations for the three months and nine months ended May 31, 2012 and 2011, and Statements of Cash Flows for the nine months ended May 31, 2012 and 2011, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and nine months ended May 31, 2012 are not necessarily indicative of results to be expected for the year ending August 31, 2012 or for any future interim period. In addition, the balance sheet data at August 31, 2011 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 14, 2011.

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

At May 31, 2012 and August 31, 2011 the Company held zero and thirteen life settlement contracts as collateral in the amount of $0 and $3,368,593 respectively, which are reflected as a receivable under reverse repurchase agreement on the Balance Sheets. The counterparty did not exercise its rights under the repurchase agreements and upon expiration of the repurchase agreements, the Company recognized these assets as an investment in life settlement contract at investment method in the aggregate amount of $3,503,260.

The Company follows the provisions of the Accounting Standards Codification (“ASC”) 860, Transfers and Servicing which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock.  The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the three months and nine months ended May 31, 2012, 27,700,000 and 28,142,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 55,400 Series A and Series B preferred shares, convertible into 55,400,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive. For the three months and nine months ended May 31, 2011, 25,400,000 warrants with an exercise price of $2.00 and 50,800 Series A and Series B preferred shares, convertible into 50,800,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the vesting period.

As of May 31, 2012, the Company has not granted any stock options.

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

As of May 31, 2012 and August 31, 2011, the Company has the following investments in life settlement contracts at fair value:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2011	39	$92,708,076	$274,750,633
May 31, 2012	37	$63,182,091	$265,143,460

The following table represents the remaining life expectancies for each of the first five succeeding years as of May 31, 2012 for life settlement contracts at fair value:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,429,919
5	2-3 years	71,400,000	27,282,785
2	3-4 years	17,200,000	5,465,522
2	4-5 years	15,500,000	4,186,324
27	Thereafter	151,043,460	20,817,541
		$265,143,460	$63,182,091

The following table represents the remaining life expectancies for each of the first five succeeding years as of May 31, 2012 for life settlement contracts under the investment method:

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
-	1-2 years	-	-
-	2-3 years	-	-
-	3-4 years	-	-
3	4-5 years	8,000,000	1,164,693
8	Thereafter	42,500,000	2,681,123
		$50,500,000	$3,845,816

For the three months and nine months ending May 31, 2012, the investments experienced an unrealized loss of $22,164,115 and $27,375,339 respectively and the Company paid policy premiums of $3,237,136 and $6,968,575 respectively. For the three months and nine months ending May 31, 2011, the investments experienced an unrealized gain of $14,771,376 and $45,933,932 respectively and the Company paid policy premiums of $3,138,365 and $5,108,003 respectively. For the three months and nine months ending May 31, 2012, the Company recognized a realized loss of $224,357 and $510,853 respectively. For the three months and nine months ending May 31, 2011, the Company recognized a realized gain of $0 and $2,237,500 respectively.

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

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at May 31, 2012 and August 31, 2011:

	May 31, 2012	August 31, 2011
Dataset	VBT ALB Mortality Table	VBT ALB Mortality Table
Expected premium growth	5%	5%
Mortality rates	Standard life expectancy	Standard life expectancy
Discount rate	20%/25%	14%

The Company utilizes actuarial pricing methodologies and software tools that are built and supported by leading independent actuarial service firms such as Milliman USA and Modeling Actuarial Pricing Systems, Inc. (“MAPS”) for calculating our expected returns. The MAPS (formerly Milliman) system is the most widely used platform for generating mortality reports. The Company uses life expectancy data from major non-related third-party life expectancy data providers. MAPS uses the life expectancy data and calculates a multiplier to the VBT data to reflect the current state of health of the insured. MAPS generates a report encompassing three individual valuations, two valuations based on two separate life expectancy reports and one valuation based on the weighted average of the 2 life expectancy values. The Company utilizes the valuation generated from the larger life expectancy value. The next step in the valuation process is determining the appropriate discount rate for the asset type. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require. The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 16% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. In recent months, there have been a number of government investigations of several life settlement companies. These investigations, and subsequent SEC charges, in one instance, have caused a temporary dislocation in the life settlement market. Liquidity has tightened even further. The current market is still in a state of flux brought on by economic circumstances in Europe (traditionally the largest investors in the life settlement markets). These factors have caused investors in life settlements to demand a higher yield (averaging between 20 – 25%) because of the perceived risk in life settlements. Additionally, in the past 6 months, the Company, in the normal course of business, sold 2 fair value policies (each with face amounts below $15 million) to another investor, for a discount rate of between 19% and 22%. Additionally, in discussions with investors for potential debt offerings, and in discussions with other investors for potential sales of policies, the discount rate, for policies with face amounts below $15 million, indicated a rate of between 18% and 22%. For policies with face amounts above $15 million, of which there are fewer purchasers present, investors indicated a rate of between 25% and 28%. In light of all of these factors, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed, therefore, in the current quarter, management made a change in accounting estimate and adjusted its discount rate from 16% to 20%, for policies with face amounts below $15 million, and to 25%, for policies with face amounts above $15 million. Additionally, management has elected to report the more conservative of the values generated by the MAPS system, by utilizing the values linked to the longer life expectancy report. Management believes that a more conservative discount rate is appropriate due to the recent sales of policies and in discussions with other investors in the life settlements market. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The Company believes that this dislocation may be temporary but is unable to predict how long it will take the market to return to a more traditional level. In the event that the dislocation and the market returns to a more traditional level, management will reevaluate the discount rate it uses in valuing its life settlement contracts.

The result of applying these assumptions and using Monte Carlo simulations for the quarter ended May 31, 2012 and year ended August 31, 2011 is as follows:

	May 31, 2012	August 31, 2011
Total Pool Benefit	$265,143,460	$274,750,633
Average predicted period until final pool maturity	8.08 yrs	9.03 yrs
Average simulated maturities over age 90	54%	54%
Average age at May 31, 2012 and August 31, 2011	82	82
Average age at maturity	91	91

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

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock (the “Series A Preferred Stock”), with a par value of $0.00001. Effective April 7, 2011, an additional 25,000 preferred shares have been designated as Series B 12.5% convertible preferred stock (the “Series B Preferred Stock”), with a par value of $0.00001. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock.  As a result, each exchanging Series A holder becomes a Series B holder and is entitled to receive an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged. During the year ended August 31, 2011, the Company issued 34,450 shares of Series A  Preferred Stock, of which holders of 6,000 shares have been exchanged for Series B Preferred Stock and issued 2,850 of Series B Preferred Stock. In connection with the issuance of each Series A Preferred Stock, the Company issued 1,000 warrants (500 exercisable at $2.00 per share and 500 exercisable at $4 per share of common stock). In connection with the issuance of each share of Series B Preferred Stock, the Company issued 1,050 warrants (500 exercisable at $2.00 per share and 550 exercisable at $4.00 per share of common stock).

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

During the nine months ended May 31, 2012, the issuance of 4,600 Series A Preferred Shares for aggregate proceeds of $4,600,000 with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares. Accordingly, the Company recorded deemed dividends in the aggregate amount of $932,643 attributable to the beneficial conversion feature.

5. COMMON STOCK

A.   The Company did not issue additional common stock during the nine months ended May 31, 2012.

On December 22, 2011, the Board of Directors authorized that the Company issue 3,201,093 shares of common stock as payment of the 12.5% dividend for December 31, 2011 on the Series A Preferred Stock and Series B Preferred Stock.

B.    Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2011
Issued	57,242,500	2.69	4.33 years
Additions as of May 31, 2012
Issued	4,600,000	-	5.00 years

Balance as at May 31, 2012	61,842,500	2.72	3.60 years

As of May 31, 2012, there were 61,842,500 warrants outstanding and exercisable with expiration dates commencing June 2015 through May 2017. If a Registration Statement is not effective at the time of exercise, the holder may elect a “cashless exercise” resulting in no additional proceeds from the warrant exercise received by the Company.

Except as set forth, the warrants do not permit net cash settlement.

6. COMMITMENTS

 Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. At May 31, 2012, the premiums to be paid for each of the five succeeding fiscal years ending August 31 for investment in life settlement contracts at fair value are as follows:

Year	Amount

2012	$4,325,513
2013	17,251,033
2014	17,225,525
2015	17,225,525
2016	17,225,525

$73,253,121

At May 31, 2012, the premiums to be paid for each of the five succeeding fiscal years ending August 31 for investment in life settlement contracts at investment method are as follows:

Year	Amount

2012	$694,243
2013	2,776,971
2014	2,776,971
2015	2,776,971
2016	2,776,971

$11,802,127

7. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements at fair value is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of May 31, 2012 and August 31, 2011:

Unquoted Life Settlement Contracts:	May 31, 2012	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(27,886,193)	53,102,630
Transfers out:
Proceeds from sale of life settlement contract	(1,639,792)	-
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$63,182,091	$92,708,076

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	Discount Rate as of May 31, 2012		Discount rate as of August 31, 2011
	+ 2%	(2%)	+ 2%	(2%)

Investment in Life Settlement Contracts	$59,019,230	$67,836,038	$85,215,603	$101,271,273

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

8. INCOME TAXES

Income tax (benefit) expense consists of the following components at May 31, 2012 and 2011:

	2012	2011
Current tax expense	$19,426	$63,213
Deferred tax (benefit) expense	(15,388,552)	13,762,238
Total income tax (benefit) expense	$(15,369,126)	$13,825,451

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 43% is primarily attributable to the affect of state and local taxes.

As of May 31, 2012, the Company has filed income tax returns through the fiscal 2009 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2011 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the three months and nine months ended May 31, 2012 and 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

9. RELATED PARTY TRANSACTIONS

During the three months and nine months ended May 31, 2012, the Company received short-term loans from a shareholder of $200,000 and $975,000 respectively. The loans were at a rate of 8% per annum with a maturity date ending on or before May 31, 2012. The Company paid the loans in full as of May 31, 2012. Interest expense of $438 and $3,238 for the three months and nine months ended May 31, 2012 respectively is included in sales, general and administrative expenses on the Condensed Statements of Operations.

10. SUBSEQUENT EVENTS

Subsequent to the quarter ended May 31, 2012, the Company entered into Securities Purchase Agreements with certain purchasers pursuant to which the Company sold an aggregate of (i) 1,750 shares of our Series A Preferred Stock for procceds of $1,750,000, of which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 1,750,000 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

At its meeting on July 4, 2012, the Board accepted the resignation of Yossi Rasp as Secretary of the Company, effective immediately.

The Board elected Josh Yifat, currently the Chief Financial Officer, to the additional position of Secretary, effective immediately. Mr. Yifat will continue to hold the office of Chief Financial Officer.

On July 19, 2012, the Board of Directors authorized that the Company issue 3,315,754 shares of common stock as payment of the 12.5% dividend for June 30, 2012 on the Series A Preferred Stock and Series B Preferred Stock.

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

Results of Operations

Our results of operations for the three months and nine months ended May 31, 2012, consisted of change in fair value of life settlement contracts net of premiums paid (which include unrealized gains on life settlement contracts and realized gains on sale of life settlement contracts), less operating and administrative expenses for personnel, leased office space and professional fees and income tax expense.

Three months and nine months ended May 31, 2012 compared to three months and nine months ended May 31, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

	Three months	Three months	Nine months ended	Nine months ended
	ended May	ended May	May 31,	May 31,
	31, 2012	31, 2011	2012	2011

Sales, general and administrative expenses	$(418,327)	$(681,094)	$(1,303,100)	$(2,459,755)

Other income
Realized gain on life settlement contracts held under investment method	-	-	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(25,625,608)	11,633,011	(34,854,768)	43,063,429
Interest income	-	32,446	-	32,446
Income (loss) before income taxes	(26,043,935)	10,984,363	(35,838,025)	40,636,120
Income tax benefit (provision)	11,549,712	(4,652,792)	15,369,126	(18,478,243)
Net income (loss)	(14,494,223)	6,331,571	(20,468,899)	22,157,877
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(18,100,000)	(932,643)	(37,300,000)
Dividend on Convertible Preferred Stock	-	-	(3,233,104)	(2,286,018)
Net income (loss) applicable to common shareholders	$(14,494,223)	$(11,768,429)	$(24,634,646)	$(17,428,141)

Basic earnings (loss) per common share	$(0.15)	$(0.13)	$(0.26)	$(0.20)
Diluted earnings (loss) per common share	$(0.15)	$(0.13)	$(0.26)	$(0.20)

Basic weighted average shares outstanding	94,625,690	88,934,798	93,188,703	88,200,908
Diluted weighted average shares outstanding	94,625,690	88,934,798	93,188,703	88,200,908

Expenses: Operating and administrative expenses decreased from $681,094 and $2,459,755 for the three months and nine months ended May 31, 2011 respectively to $418,327 and $1,303,100 for the three months and nine months ended May 31, 2012 respectively. The decrease of approximately $260,000 for the three months ended May 31, 2012 is primarily attributable to the issuance of stock compensation to an officer of approximately $210,000 in the three months ended May 31, 2011. We did not issue any stock compensation in the three months ended May 31, 2012. The decrease of approximately $1,160,000 for the nine months ended May 31, 2012 is primarily attributable to a decrease in spending on marketing budgets of approximately $720,000. Marketing expenses related to the initial start-up of the Company were incurred in the first nine months of the prior year. These were one time charges. The decrease is also attributable to a decrease in provider fees of approximately $115,000 from the first nine months of the prior year, as we purchased substantially more policies in the nine months ended May 31, 2011 as compared to the nine months ended May 31, 2012. Additionally, in the nine months ended May 31, 2011, we issued common stock as compensation to an officer, a board member and an investor relations consultant, of which the fair value of that stock compensation was approximately $410,000. We did not issue any stock compensation in the nine months ended May 31, 2012. This was offset by an increase in NYS capital tax of approximately $100,000 in the nine months ended May 31, 2012.

Other Income (Loss): Total other income decreased from $11,665,457 and $43,095,875 for the three months and nine months ended May 31, 2011 respectively to a loss of $25,625,608 and $34,534,925 for the three months and nine months ended May 31, 2012 respectively. Change in fair value net of premiums paid including realized losses of $224,357 and $510,853 were $25,625,608 and $34,854,768 for the three months and nine months ended May 31, 2012 respectively, due to fair market valuation of pool policies. We had a net realized loss of $510,853 from the sale of two policies held at fair value for the nine months ended May 31, 2012 and net realized gains of $319,843 from the sale of two policies held under investment method for the nine months ended May 31, 2012. The decrease in fair value of our life settlement portfolio is primarily attributable to the increase in discount rate that the Company utilizes in valuing its investments. Additionally, the Company made no new acquisitions of policies in the three months and nine months ended May 31, 2012 as compared to acquisitions of 12 and 33 new policies in the three months and nine months ended May 31, 2011 respectively. These were acquisitions of policies in distressed sales from individuals/entities that did not have the ability to “hold” the policies. When these policies were initially marked at fair value, there were significant unrealized gains because of our intent and ability to hold these policies until maturity. In subsequent periods, the gradual changes in fair value will result in a decrease in the change in unrealized gains on policies already acquired.

Income Tax: Income tax expense decreased from $4,652,792 and $18,478,243 for the three months and nine months ended May 31, 2011 respectively to a benefit of $11,549,712 and $15,369,126 for the three months and nine months ended May 31, 2012 respectively. The decrease is primarily attributable to the change in fair value of life settlement contracts for the three months and nine months ended May 31, 2012 as compared to the three months and nine months ended May 31, 2011.

Net Income (Loss): We reported a net loss of $14,494,223 and $20,468,899 for the three months and nine months ended May 31, 2012 respectively compared to net income of $6,331,571 and $22,157,877 for the three months and nine months ended May 31, 2011 respectively. The decrease of approximately $20,800,000 and $42,600,000 is primarily attributable to a decrease of approximately $37,200,000 and $75,700,000 change in fair value and approximately $0 and $2,200,000 in realized gains offset by a decrease of approximately $16,200,000 and $33,800,000 change in deferred taxes and approximately $260,000 and $1,100,000 in general and administrative expenses. Refer to preceding discussions for explanation of variances.

Deemed Dividend. Deemed dividend decreased from $18,100,000 and $37,300,000 for the three months and nine months ended May 31, 2011 respectively to $0 and $932,643 for the three months and nine months ended May 31, 2012 respectively. The decrease is a result of the Company only issuing $2.1 million and $4.6 million of preferred shares for the three months and nine months ended May 31, 2012 as compared to the issuance of $18,100,000 and $37,300,000 of preferred shares for the three months and nine months ended May 31, 2011 respectively. The Company records a deemed dividend for financial statement purposes to holders of our Series A preferred shares in connection with the appreciation of our common stock price. The deemed dividend reflects the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares. There was no beneficial conversion feature associated with the preferred equity financing for the three months ended May 31, 2012, therefore the Company did not record a deemed dividend in the three months ended May 31, 2012.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended May 31, 2012 was $7,246,179. Net cash provided by investing activities was $1,482,412 arising from proceeds received from sale of life settlement contracts partially offset by payment of premiums for life settlement contracts held at investment method and payment of premiums for life settlement contracts held under reverse repurchase agreements. Net cash provided by financing activities was $4,600,000 from the sale of Series A Preferred Stock. This resulted in a decrease in cash of $1,163,767. During the nine months ended May 31, 2012, we received loans from a shareholder of $975,000. We paid the loans in full as of May 31, 2012.

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

Working Capital and Capital Availability: As of May 31, 2012, we had working capital of $4,402,955, including $3,845,816 of policies held under the investment method. The Company is currently being financed through periodic sales of preferred stock. Without the proceeds of such sales, the Company would not be able to continue its operations. It will be necessary for us to raise additional funds to continue to build our portfolio through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. Accordingly, if we are unable to effect additional capital raises, we will be unable to pay the necessary premium payments required to maintain our current portfolio or acquire any additional policies. The Company has in the past and expects to in the future find opportunities to purchase policies at advantageous prices. In order to finance future operations, the Company may sell these policies to other investors as these situations present a short term gain that exceeds the projected long term benefit. We expect to continue to build a portfolio of life settlements that will mature over the following ten year period. While we may derive income from early maturities, the policies will generally have a life expectancy exceeding 3 years.

Going Concern Qualification

Our financial statements for the period ended May 31, 2012 indicate that the activities of the Company did not generate positive cash flow from operations, and that we incurred losses in developing this business. The Company will require additional funds to finance its operations. These conditions raise substantial doubt about our ability to continue as a going concern. Since July 2010, we have raised in excess of $50,000,000 in additional capital, a portion of which is available for our working capital needs. The Company has undertaken further steps with the goal of sustaining our operations for the next twelve months and beyond to address its lack of liquidity by raising additional funds, either in the form of debt or equity or by selling our policies to other investors. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method.  The election is to be made on an instrument-by instrument basis and is irrevocable.  Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs.  Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur.  We primarily value our investments in life settlement contracts using the fair value method. As of May 31, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at fair value was valued at $63,182,091 and $92,708,076, respectively. As of May 31, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at investment method was valued at $3,845,816 and $0, respectively.

The fair value of the investment in life settlement contracts is evaluated at the end of each reporting period. Realized and unrealized changes in the fair value of the investment are recognized each reporting period in the statements of operations. The fair value is determined on a discounted cash flow basis that incorporates current life expectancy assumptions. The Company utilizes the MAPS system for valuations. The Company uses life expectancy data from major non-related third-party life expectancy data providers. MAPS uses the life expectancy data and calculates a multiplier to the VBT data to reflect the current state of health of the insured. MAPS generates a report encompassing three individual valuations, two valuations based on two separate life expectancy reports and one valuation based on the weighted average of the 2 life expectancy values. The Company utilizes the valuation generated from the larger life expectancy value. The next step in the valuation process is determining the appropriate discount rate for the asset type. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require.

The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 16% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. In recent months, there have been a number of government investigations of several life settlement companies. These investigations, and subsequent SEC charges, in one instance, have caused a temporary dislocation in the life settlement market. Liquidity has tightened even further. The current market is still in a state of flux brought on by economic circumstances in Europe (traditionally the largest investors in the life settlement markets). These factors have caused investors in life settlements to demand a higher yield (averaging between 20 – 25%) because of the perceived risk in life settlements. Additionally, in the past 6 months, the Company, in the normal course of business, sold 2 fair value policies (each with face amounts below $15 million) to another investor, for a discount rate of between 19% and 22%. Additionally, in discussions with investors for potential debt offerings, and in discussions with other investors for potential sales of policies, the discount rate, for policies with face amounts below $15M, indicated a rate of between 18% and 22%. For policies with face amounts above $15 million, of which there are fewer purchasers present, investors indicated a rate of between 25% and 28%. In light of all of these factors, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed, therefore, in the current quarter, management made a change in accounting estimate and adjusted its discount rate from 16% to 20%, for policies with face amounts below $15 million, and to 25%, for policies with face amounts above $15 million. Additionally, management has elected to report the more conservative of the values generated by the MAPS system, by utilizing the values linked to the longer life expectancy report. Management believes that a more conservative discount rate is appropriate due to the recent sales of policies and in discussions with other investors in the life settlements market. The Company will continue to periodically assess the discount rate applied to its portfolio of life insurance policies which may result in future changes in fair value. The Company believes that this dislocation may be temporary but is unable to predict how long it will take the market to return to a more traditional level. In the event that the dislocation and the market returns to a more traditional level, management will reevaluate the discount rate it uses in valuing its life settlement contracts.

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

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of May 31, 2012 and August 31, 2011:

Unquoted Life Settlement Contracts:	May 31, 2012	August 31, 2011
Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(27,886,193)	53,102,630
Transfers out:
Proceeds from sale of life settlement contract	(1,639,792)	-
Proceeds from maturity of life settlement contract	-	(2,500,000)

Ending balance	$63,182,091	$92,708,076

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months and nine months ended May 31, 2012.

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

Outlook

We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  Our life settlements are not correlated to the financial or commodities markets, which increases their appeal in uncertain times.  We carry no operational debt and do not rely on leverage in our capital structure.  We do rely, however, upon the availability of investment capital.  It will be necessary for us to secure additional funds to continue to build and maintain our portfolio, primarily through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. Accordingly, if we are unable to effect additional capital raises, we will be unable to pay the necessary premium payments required to maintain our current portfolio or acquire any additional policies. While it is conceivable that a deep financial crisis could diminish the supply of investment capital throughout the economy, our experience during the nine months ended May 31, 2012 indicates that greater investment capital will be placed in life settlements.  We believe this is due to the fact that returns in life settlements are relatively attractive and not correlated to the performance of the financial markets. As a result, we believe we will have an adequate amount of cash provided we are able to source capital or sell policies.

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

There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The Company is not engaged in any legal proceedings.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended May 31, 2012, we entered into Securities Purchase Agreements with certain purchasers pursuant to which we sold an aggregate of (i) 2,100 shares of our Series A Preferred Stock, which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 2,100,000 shares of common stock, half of which are exercisable at an initial exercise price of $2.00 per share and half of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance.

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

ABSOLUTE LIFE SOLUTIONS, INC.

July 23, 2012	/s/ Joshua Yifat
Joshua Yifat
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer	July 23, 2012
(Principal Executive Officer )

