Form 10-K
period 2012-08-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2013-01-03
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2012

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-53446

Absolute Life Solutions, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	71-1013330
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

45 Broadway, 6 th Floor
New York, New York	10006
(Address of Principal Executive Offices)	(Zip Code)

Registrant’s telephone number, including area code: (212) 201-4070

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, 0.00001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐. No ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒   No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒. No ☐ ..

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☒. No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one)

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐. No  ☒.

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of February 29, 2012 (second quarter prior to the end of our fiscal year) was approximately $36,954,072 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of December 24, 2012, was 92,229,599 shares.

INTRODUCTORY NOTE

As more fully discussed in our Current Reports on Form 8-K filed August 2, 2012, October 25, 2012, and November 20, 2012, and in Notes 4, 5, 6 and 10 to the annexed Financial Statements, on July 31, 2012, Absolute Life Solutions, Inc. (the “Company”) entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan and Security Agreement”) with certain parties, which were the holders of, in the aggregate, all of the Company’s Series A and Series B Preferred Stock (the “Lenders”). Platinum Partners Value Arbitrage Fund L.P., one of the Lenders, is serving as Agent for the Lenders. Pursuant to the Loan and Security Agreement, the Lenders agreed to lend to the Company, in the aggregate (i) a maximum of $10,000,000 on a revolving loan basis (the “Revolving Loan”), and (ii) $57,150,000 as a term loan (the “Term Loan”). Both the Revolving Loan and the Term Loan (collectively, the “Loans”) were due on October 31, 2012 (the “Maturity Date”), subject to acceleration upon the occurrence of certain specified events of default. Repayment of the Loans was secured by a security interest in all of the assets of the Company, including all of the life insurance policies owned by the Company as well as all other assets of the Company.

Simultaneously, on July 31, 2012, the Company entered into an agreement (the “Preferred Shares Agreement”) with the Lenders, as holders of the Company’s preferred stock, for the Company’s purchase from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represent all of the issued and outstanding shares of preferred stock and which have an aggregate stated value of $57,150,000, for a purchase price of $57,150,000. (The payment was made by the Company applying all of the proceeds of the Term Loan for such purpose.) As part of the purchase, the Lenders, who also held warrants to purchase 57,592,500 shares of the Company’s stock at exercise prices from $2 and $4 a share, agreed to cancel those warrants.

The Series A Preferred Stock and Series B Preferred Stock held by the Lenders included provisions allowing for the conversion of the preferred shares into shares of Common Stock of the Company. After the purchase of the Series A Preferred Stock and Series B Preferred Stock held by the Lenders, there are no shares of Preferred Stock currently outstanding and all of the warrants held by the Lenders have been canceled. As a result of the purchase of the Preferred Stock and cancellation of the warrants, the Company withdrew its registration statement on Form S-1, which proposed to cover the resale by the holders of the shares of common stock issuable on conversion of the Preferred Stock and the exercise of the warrants.

During the fiscal year ended August 31, 2012, the Board of Directors determined that it will be providential for the Company to research and commence other lines of business. In furtherance thereof, the Company formed a wholly owned subsidiary, Infinity Augmented Reality LLC (“IAR” or “Infinity”). IAR began finalizing specifications for Infinity’s applications and engaged a third party to prepare the necessary programs and related intellectual property. The third party has commenced development of augmented reality programs.

Through IAR, the Company intends to develop a comprehensive augmented reality platform for consumers. IAR’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

Effective November 15, 2012, the Company reached agreements with the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such Agreement resulted in the disposition of all of the life insurance policies (and proceeds thereof) currently held by the Company to the Lender or an affiliate of the Lender. As of November 15, 2012, the Company had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281 (the “Term Interest”) in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $5,249,000 (the “Revolving Total”) due under the Revolving Loan. The disposition of all of the Company’s life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. Subsequent to August 31, 2012 and prior to November 15, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000.

The Company retained certain other assets including certain working capital, furniture and fixtures, and its interest in its subsidiary Infinity Augmented Reality, LLC.

As a result of the foregoing, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the acquisition of life settlement transactions discussed in this Form 10-K. Furthermore, certain sections of this Form 10-K (“Business”, “Management’s Discussion and Analysis”, and “Financial Statements”) reflect historical operations and may not be descriptive of future operations or allow our investors to properly assess the future performance of the Company.

The foregoing summary of the terms of the Loan and Security Agreement, the Preferred Shares Agreement, and Loan Satisfaction Agreement are qualified in the entirety by reference to the terms of those agreements, copies of which are included as exhibits to our Current Reports filed on Form 8-K.

PART I

ITEM 1.  BUSINESS.

From June 1, 2010 to November 15, 2012, our primary operations consist of the business and operations of the acquisition of life settlement transactions. Therefore, we are disclosing information about the life settlement business, financial condition, and management in this Form 10-K. In this Form 10-K, references to the “Company” refer to the Company as constituted prior to November 15, 2012, unless the context indicates otherwise.

Our History

We were incorporated under the name of Shimmer Gold, Inc. on September 7, 2006 in the State of Nevada. In January 2010, we discontinued our business operations and transferred those operations and the assets relating thereto to Shawn Balaghi, our former president and director. In January 2010, our then existing shareholders sold 99% of their issued and outstanding common stock to YSY Enterprises, Inc. In May 2010, YSY Enterprises, Inc. sold its ownership interest to our current shareholders. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. On May 24, 2010, the board of directors and stockholders approved a 10-for-1 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, we changed our name to “Absolute Life Solutions, Inc.” We changed our trading symbol to ALSO.OB.  Until November 15, 2012, we were a specialty financial services company engaged in the purchase of life settlements. Our offices are located at 45 Broadway, New York, NY 10006.

We previously sold an aggregate of (i) 48,300 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, subject to standard anti-dilution provisions, (ii) 2,850 shares of our Series B 12.5% Convertible Preferred Stock (the “Series B Preferred Stock”), which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 57,592,500 shares of common stock (the “Investor Warrants”), 28,575,000 of which are exercisable at an initial exercise price of $2.00 per share and 29,017,500 of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. To date, we have received aggregate gross cash proceeds of $57,150,000 from these transactions (the “Private Placements”). In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock. Each exchanging Series A holder received an additional 50 Warrants exercisable at $4.00 for each share of Preferred Stock so exchanged. There were 48,300 shares of Series A Preferred Stock and 8,850 shares of Series B Preferred Stock outstanding as of July 30, 2012.

On July 31, 2012, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan and Security Agreement”) with certain parties, which were the holders of, in the aggregate, all of the Company’s Series A and Series B Preferred Stock (the “Lenders”). Platinum Partners Value Arbitrage Fund L.P., one of the Lenders, is serving as Agent for the Lenders. Pursuant to the Loan and Security Agreement, the Lenders agreed to lend to the Company, in the aggregate (i) a maximum of $10,000,000 on a revolving loan basis (the “Revolving Loan”) from the one Lender who agreed to do so, and (ii) $57,150,000 as a term loan (the “Term Loan”). Both the Revolving Loan and the Term Loan (collectively, the “Loans”) were due on October 31, 2012 (the “Maturity Date”), subject to acceleration upon the occurrence of certain specified events of default. The Loans bear interest at the rate of 12.5% per annum, due on the Maturity Date. Repayment of the Loans was secured by a security interest in all of the assets of the Company, including all of the life insurance policies owned by the Company as well as all other assets of the Company.

The Company was entitled to request a draw on the Revolving Loan when needed to pay premiums on the life insurance policies owned by the Company as or before they came due and for working capital purposes, subject to certain other conditions being satisfied and the Revolving Loan lender’s agreement to make the advance at that time. Proceeds of any draw down on the Revolving Loan will be used to pay such premiums and other applications provided in the Loan and Security Agreement or approved by the Agent. As of August 31, 2012 and November 15, 2012, the Company had a revolver loan payable balance of $2,300,000 and $5,135,000 respectively.

Simultaneously, the Company entered into an agreement (the “Preferred Shares Agreement”) with the Lenders, as holders of the Company’s preferred stock, for the Company’s purchase from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represent all of the issued and outstanding shares of preferred stock and which have an aggregate stated value of $57,150,000, for a purchase price of $57,150,000. (The payment was made by the Company applying all of the proceeds of the Term Loan for such purpose.) As part of the purchase, the Lenders, who also held warrants to purchase 57,592,500 shares of the Company’s stock at exercise prices from $2 and $4 a share, agreed to cancel those warrants. Accordingly, no Preferred Stock is currently outstanding.

Effective November 15, 2012, the Company reached agreements with the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such Agreement resulted in the disposition of all of the life insurance policies (and proceeds thereof) held by the Company to the Lender or an affiliate of the Lender. As of November 15, 2012, the Company had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281 (the “Term Interest”) in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $5,249,000 (the “Revolving Total”) due under the Revolving Loan. The disposition of all of the Company’s life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. Subsequent to August 31, 2012 and prior to November 15, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000.

The Series A Preferred Stock and Series B Preferred Stock held by the Lenders included provisions allowing for the conversion of the preferred shares into shares of Common Stock of the Company. After the purchase of the Series A Preferred Stock and Series B Preferred Stock held by the Lenders, there are no shares of Preferred Stock currently outstanding and all of the warrants held by the Lenders have been canceled. As a result of the repurchase of the Preferred Stock and cancellation of the warrants, the Company withdrew its registration statement on Form S-1, which proposed to cover the resale by the holders of the shares of common stock issuable on conversion of the Preferred Stock and the exercise of the warrants.

In connection with the issuance of the Series A and Series B Preferred Stock, we entered into Registration Rights Agreements with the purchasers, pursuant to which we agreed to use our best efforts to register the shares of common stock underlying the Preferred Stock. In connection with the Preferred Shares Agreement, on August 2, 2012, the Company formally requested that the SEC enter an order granting the immediate withdrawal of the Company’s Registration Statement on Form S-1 (Registration No.  333-175256) together with all exhibits.

During the fiscal year ended August 31, 2012, the Board of Directors determined that it will be providential for the Company to research and commence other lines of business. In furtherance thereof, the Company formed a wholly owned subsidiary, Infinity Augmented Reality LLC (“IAR” or “Infinity”). IAR began finalizing specifications for Infinity’s applications and engaged a third party to prepare the necessary programs and related intellectual property. The third party has commenced development of augmented reality programs.

Through IAR, the Company intends to develop a comprehensive augmented reality platform for consumers. IAR’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

Augmented reality is a medium in which real sensory inputs are enhanced, or augmented, with relevant digital information from the Internet. Using specially equipped eyewear, virtual images, video, and sound are superimposed for the user over what is actually seen and heard, heightening the real-life experience with additional information that is pertinent, informative, practical, and/or entertaining. The individual user may also be fully immersed in a virtual world, temporarily blocking out real surroundings. With augmented reality, sensory inputs are no longer limited to what is within eyeshot or earshot, but may incorporate, in real-time, all that the network has to offer.

Augmented reality requires an interface, such as digitally-enhanced eyewear, that can instantaneously overlay virtual images and video on top of what is actually experienced. Companies like Google, Vuforia and Lumus are in the process of developing augmented reality glasses that will change the way users see and interact with the world. IAR will utilize their augmented reality applications through these glasses and/or through other mobile devices such as smart phones. As the individual turns his or her head in various directions and looks at different people or objects through the eyewear, the sights that are overlaid change accordingly. The eyewear incorporates speakers that add virtual sounds to the overall experience, as well as microphones that capture and interpret the user’s spoken commands through speech recognition technology in order to summon desired information and actions.

As at August 31, 2012, there were issued and outstanding securities of the Company on a fully diluted basis as follows:

· 92,229,599 shares of our common stock held by the present stockholders;

· 315,148 shares of our common stock held in treasury;

· 9,000,000 shares of our common stock reserved under our equity incentive plan; and

· 6,000,000 shares of our common stock reserved for issuance pursuant to warrants issued under Consulting Agreements.

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

Absolute Life Solutions, Inc. would purchase ownership of the life insurance policy at a discount to its face value and receive the face amount of the death benefit under the policy when the insured person dies. In an Absolute Life Solutions, Inc. transaction, the insured was typically 70 years of age or older and had a life expectancy of five to ten years. The Company evaluated each policy on a case by case basis. Each case was evaluated on the basis of its optimized premium stream, age and indicated health of the individual. The results of pricing typically excluded policies held by individuals less than 70 years old. Our established policy was not to purchase policies that produce a negative value when evaluated by the Model Actuarial Pricing Systems (“MAPS”) program.

The Company utilized the MAPS system for pricing policies. MAPS is a generally accepted third party pricing system utilized by funds and investors engaged in the purchase and sale of life settlements.

Life expectancy reports were generated by third party medical underwriting firms, such as AVS, 21 st Century, EMSI and Fasano. These firms review medical data for an individual and grade using a series of debits and credits. The resulting values are used to generate a life expectancy value. The MAPS system utilizes this life expectancy data to calibrate underlying mortality curves generated for each individual case.

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

The Company received submissions from licensed providers, typically consisting of policy illustrations, life expectancy reports from major life expectancy data providers, such as, but not limited to, AVS, 21 st Century, EMSI and Fasano, and information pertaining to the original issuance of the policy. These were evaluated actuarially and financially to determine the intrinsic value of the policy. The Company performed due diligence on each life insurance policy submitted to it. As part of the due diligence, the Company received complete policy files to be analyzed in order to ascertain whether the life insurance policy met thresholds regarding prospective return on equity. Due diligence was performed with respect to certain legal issues related to the policy including whether the initial owner of the policies had the requisite insurable interest in the life of the insured at the time of the original issuance of the policy. In addition, as a condition precedent to the purchase of any policy, the prospective seller was required to certify, among other things, that prior to the execution of the relevant purchase agreement, it had verified with the applicable issuing insurance company that the owner of, and beneficiary under, such policy, as recorded by the applicable issuing insurance company, was consistent with that which was reflected in the policy file. The seller, if applicable, also confirmed with the applicable issuing insurance company that the carrier either had not received a collateral assignment granting a lien on the policy or that the only collateral assignment that had been filed is the same as that reflected in the policy file. The Company then made an offer to purchase. If the offer was accepted the Company proceeded to close the purchase and make all legal changes necessary to make the Company the owner of record and the beneficiary of the policy. In the last 12 months the Company had evaluated over 500 policies resulting in 57 purchases to date, including policies held under a reverse repurchase agreement.

The Company sought opportunities to earn above market returns using funds destined for use as premium payments, these investments are short term in nature. The Company purchased policies under a reverse repurchase agreement as a short term investment vehicle. This investment was priced to yield either a 20% return in a ninety day period or a projected 40% return over six months.

At August 31, 2012 and August 31, 2011 the Company held zero and thirteen life settlement contracts as collateral in the amount of $0 and $3,368,593 respectively, which are reflected as a receivable under reverse repurchase agreement on the Balance Sheets. The counterparty did not exercise its rights under the repurchase agreements and upon expiration of the repurchase agreements, the Company recognized these assets as an investment in life settlement contract at investment method in the aggregate amount of $3,503,260.

As of August 31, 2012 and August 31, 2011, the Company has the following investments in life settlement contracts:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2011	39	$92,708,076	$274,750,633
August 31, 2012	37	$64,667,124	$265,143,373

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

The Company planned to primarily hold the purchased policies until maturity earning a return.

The Company purchased primarily universal and whole life insurance policies. To date, we have purchased one variable life insurance policy under a private placement exemption, including Section 3(a)(8) of the Securities Act of 1933.

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

Income Sources

Current income was derived from a managed pool of life settlements proprietary to the Company. The Company’s current income source was primarily derived from its life settlement portfolio.

The management of life settlements entails measuring and management of multiple aspects of financial and operational risk. In order to maximize the return and reduce the risk profile of a group of policies, several defining attributes need to be constantly monitored. Policy groups need to be built initially by balancing a broad range of risk variables and then adjusted to keep risk metrics in acceptable limits. The Company utilized only major life expectancy data providers, such as, but not limited to, AVS, 21 st Century, EMSI and Fasano, in structuring its portfolio.

The Company serviced its own portfolio.

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

Consumer Protection Licensing . The consumer protection-type regulations arose largely from the draft of a model law and regulations promulgated by the National Association of Insurance Commissioners (NAIC). Approximately 45 states have now adopted some version of this model law or another form of regulation governing life settlement companies in some way. These laws generally require the licensing of providers and brokers, require the filing and approval of settlement agreements and disclosure statements, describe the content of disclosures that must be made to insureds and sellers, describe various periodic reporting requirements for settlement companies, and prohibit certain business practices which are deemed to be abusive. The Company is currently not a life settlements broker or provider, therefore we are not required currently, in any jurisdiction, to have a license or approval from any state or federal body, in order to effectuate our business. There have been regulations placed by Federal and State organizations on the brokers and providers of life settlements. The Company only transacts with providers, such as Progressive Capital Solutions, LLC, who are licensed and whose licenses are in good standing.

Securities Regulations . Some states and the Securities and Exchange Commission (“SEC”) have attempted to regulate life settlements as securities under federal or state securities laws. On July 22, 2010, the SEC issued a Staff Report of its Life Settlement Task Force. The Staff recommended that certain types of interests in life settlement be classified as securities. The Commission has not taken any position on the Staff Report, and there is no indication if the Commission will take any action to implement the recommendations of the Staff Report. The Company believes that the matters discussed in the Staff Report do not impact on the Company’s current business model. With respect to state securities laws, 48 states treat life settlements as securities under state laws, although some states exclude from the definition of security the original sale from the insured or the policy owner to the provider. A majority of states include life settlements in their statutory definition of security, either directly in that definition, or as part of the definition of investment contract. We have endeavored to structure our activities to reduce the risk that our activities would be treated as securities under state or federal law, and, to date, no state or federal regulatory body or private litigant has asserted that our settlements are securities.

Insurance Regulation . As a life settlement company, we facilitate the transfer of ownership in life insurance policies, but do not participate in the issuance of policies. As such, we are not required to be licensed as an insurance company or insurance broker. We do deal, however, with insurance companies and professionals in our business and are affected by the regulations covering them. The insurance industry is highly regulated, and these regulations affect us in numerous ways. We must understand the regulations as they apply to policy terms and provisions and the entitlement to, and collectability of, policy benefits. We rely upon the protections against fraudulent conduct that these regulations offer and we rely upon the licensing of companies and individuals with whom we do business. We do not intend to apply to be licensed as a life settlement broker in New York but we may apply to be licensed as a life settlement provider in New York.

The Company has structured itself as a secondary buyer of life settlements. As a secondary buyer we are not required to have any license to transact business. We only purchase policies from licensed providers who are compliant with all Federal and State regulatory bodies. The Company reviewed the licensure of the providers it uses to make sure there was continued compliance with all regulations.

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

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We have filed with the United States Patent and Trademark Office an application for registration of the trademark “Absolute Life Solutions” and “Infinity Augmented Reality”. We intend to possibly register other trademarks and service marks, both domestically and in foreign jurisdictions. We hold the Internet domain name www.absolutels.com and www.infinityar.com. Under current domain name registration practices, no one else can obtain an identical domain name, but someone might obtain a similar name, or the identical name with a different suffix, such as “.org,” or with a country designation.

Employees

At August 31, 2012, we had four employees, of which two are executive officers of the Company. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Risks Relating to Our Business

We have a limited operating history of our own and as such an investor cannot assess the Company’s profitability or performance. We will be classified as a development stage company commencing in November 2012. Our earnings may be volatile, resulting in future losses and uncertainty about our ability to continue operations.

The Company has a limited operating history in its past business model, commencing its financial services operations on June 1, 2010 -which have since been discontinued- and its current augmented reality operations in November 2012. We will be classified as a development stage company commencing in November 2012. We have sustained operating losses to date in our financial services operation and will likely continue to sustain losses as we seek to develop our augmented reality products. We expect these losses to be substantial because our product development and other costs, including significant amounts we expect to spend on development activities, cannot be offset by our limited revenues when we enter our development stage. Accordingly and as discussed in the Introductory Note, it may be difficult for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. For the year ended August 31, 2012, the Company had a net loss of $22,446,284 and a net loss applicable to common shareholders of $27,959,569 as compared to net income of $22,903,341 and a net loss applicable to common shareholders of $21,054,921 for the year ended August 31, 2011. As of August 31, 2012, we have an accumulated deficit of $46,881,885. To date, we have generated limited revenues, and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations could continue for the next few years. Our ability to generate additional revenues and potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our augmented reality products and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business. The Company may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company’s management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the augmented reality sector of the technology industry.

Our business prospects will be difficult to evaluate because we will be classified as a development stage company commencing in November 2012 and are developing novel augmented reality products.

Since we have a limited operating history and our augmented reality products will rely on complex technologies, it may be difficult for you to assess our growth, monetization and earnings potential. We will face many of the difficulties new technology companies often face. These include, among others: limited financial resources; developing, testing and marketing new products for which a market is not yet established and may never become established; challenges related to the development, approval and acceptance of a new product; delays in reaching our goals; lack of substantial revenues and cash flow; high product development costs; competition from larger, more established companies; and difficulty recruiting qualified employees for management and other positions. We have only limited experience and resources to apply to the marketing, distribution and commercialization of any products we develop. If we are unable to successfully address these difficulties as they arise, our future growth and earnings will be negatively affected. We cannot be certain that our business strategies will be successful or that we will successfully address any problems that may arise.

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

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Mr. Moshe Oratz, former President and CEO of the Company, is currently the beneficial owner of approximately 38% of the Company’s outstanding common stock, of which voting control is held by an independent Trustee under a Voting Trust Agreement. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent shareholders from realizing a premium over the market price for their shares of common stock.

If the Company were to lose its senior management, it would encounter difficulties in implementing its business plan.

The Company's future success is dependent in large part upon its ability to develop the business plan. In particular, due to the relatively early stage of the Company's new business, its future success is highly dependent on its President, to provide the necessary experience and background to execute the Company's business plan. The loss of his services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives.

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

We depend on growth in the augmented reality market; if that growth is limited then our business may not be able to grow as planned.

Growth of the augmented reality market and the Company’s entrance into and expansion within the market may be negatively affected by a variety of factors, including:

· delays in the introduction of our technology;

· competition from other augmented reality companies;

· competition from improved technologies;

· negative publicity about the market; and

· the adoption of additional governmental regulation.

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

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build our infrastructure and operational capabilities. Our ability to do any of these successfully could be affected by any one or more of the following factors:

· our ability to raise substantial additional capital to fund the implementation of our business plan;

· our ability to execute our business strategy;

· the ability of our services to achieve market acceptance;

· our ability to manage the expansion of our operations;

· our ability to attract and retain qualified personnel;

· our ability to manage our third party relationships effectively; and

· our ability to accurately predict and respond to the structural changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Because we are a development stage company as of November 15, 2012, dependent upon our ability to generate sufficient cash from our augmented reality business to meet our obligations as they become due and because the expected demand for our software applications may not meet cash flow requirements, there is a substantial doubt about our ability to continue as a going concern.

The Company will require additional funds to finance its new augmented reality operations. Effective November 15, 2012, we are a development stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

Risks Relating to Augmented Reality

If we are unable to maintain a good relationship with the mobile and computing platform providers that our software operates on, our business will suffer.

Any deterioration in our relationship with mobile and computing platform providers would harm our business and adversely affect our operating results. These include,

·	The mobile and computing platform providers might modify their terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or the mobile and computing platform providers change how the personal information of their users is made available to application developers on their platforms or shared by users;

·	More favorable relationships with one or more of our competitors; or

·	The mobile and computing platform providers develop their own competitive offerings.

We will benefit from the various mobile and computing platform providers’ strong brand recognition and large user base. If they lose market position or otherwise fall out of favor with Internet users, we would need to identify alternative channels for marketing, promoting and distributing our applications (“apps”), which would consume substantial resources and may not be effective. In addition, the mobile and computing platform providers have broad discretion to change their terms of service and other policies with respect to us and other developers, and those changes may be unfavorable to us.

We will operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Augmented reality, through which we expect to derive substantially all of our revenue, is a new and rapidly evolving technology. The growth of the augmented reality industry and the level of demand and market acceptance of our apps are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the augmented reality industry, many of which are beyond our control, including:

·	continued worldwide growth in the adoption and use of augmented reality products, Google and other social networks;

·	changes in consumer demographics and public tastes and preferences;

·	the availability and popularity of other forms of entertainment;

·	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and

·	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for augmented reality development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential consumers. New and different types of entertainment may increase in popularity at the expense of augmented reality. A decline in the popularity of augmented reality in general, or our apps in particular would harm our business and prospects.

A small number of apps will generate a majority of our revenue, and we must continue to launch and enhance augmented reality apps that attract and retain a significant number of consumers in order to grow our revenue and sustain our competitive position.

Our ability to successfully launch, sustain and expand apps and attract and retain consumers largely will depend on our ability to:

·	anticipate and effectively respond to changing consumer interests and preferences;

·	anticipate or respond to changes in the competitive landscape;

·	attract, retain and motivate talented designers, product managers and engineers

·	develop, sustain and expand apps that are fun, interesting and compelling to use;

·	effectively market new apps and enhancements to our existing consumers and new consumers;

·	minimize launch delays and cost overruns on new apps and app expansions;

·	minimize downtime and other technical difficulties; and

·	acquire high quality assets, personnel and companies.

Any failure or significant interruption in our network could impact our operations and harm our business.

Our technology infrastructure is critical to the performance of our apps and to consumer satisfaction. Our apps will run on a complex distributed system, or what is commonly known as cloud computing. We anticipate that the primary elements of this system will be operated by third parties that we do not control and which would require significant time to replace. We may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. A failure or significant interruption in our apps service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of consumer experience and app performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

Security breaches, computer viruses and computer hacking attacks could harm our business and results of operations.

Security breaches, computer malware and computer hacking attacks have become more prevalent in our industry, have occurred on our systems in the past and may occur on our systems in the future. Any security breach caused by hacking, which involves efforts to gain unauthorized access to information or systems, or to cause intentional malfunctions or loss or corruption of data, software, hardware or other computer equipment, and the inadvertent transmission of computer viruses could harm our business, financial condition and operating results. Though it is difficult to determine what harm may directly result from any specific interruption or breach, any failure to maintain performance, reliability, security and availability of our network infrastructure to the satisfaction of our consumers may harm our reputation and our ability to retain existing consumers and attract new consumers.

If we fail to effectively manage our growth, our business and operating results could be harmed.

To effectively manage the growth of our business and operations, we will need to continue spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

·	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;

·	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other;

·	enhancing our internal controls to ensure timely and accurate reporting of all of our operations; and

·	appropriately documenting our information technology systems and our business processes.

Our growth prospects will suffer if we are unable to continue to develop successful apps for mobile platforms.

Developing apps for mobile platforms is an important component of our strategy. We have devoted and we expect to continue to devote substantial resources to the development of our mobile apps, and we cannot guarantee that we will continue to develop such apps that appeal to consumers or advertisers. The uncertainties we face include:

·	we have relatively limited experience working with wireless carriers, mobile platform providers and other partners whose cooperation we may need in order to be successful;

·	we may encounter difficulty in integrating features on apps developed for mobile platforms that a sufficient number of consumers will pay for; and

·	we will need to move beyond payment methods provided by social networks and successfully allow for a variety of payment methods and systems based on the mobile platform, geographies and other factors.

These and other uncertainties make it difficult to know whether we will succeed in continuing to develop commercially viable apps for mobile. If we do not succeed in doing so, our growth prospects will suffer.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, political, regulatory, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to attract consumers in countries other than the United States is a critical element of our business strategy. An important part of targeting international markets is developing offerings that are localized and customized for the consumers in those markets. We have a no operating history as a company outside of the United States. We expect to continue to devote resources to international expansion through the establishment of additional offices and development studios, and increasing our foreign language offerings. Our ability to expand our business and to attract talented employees and consumers in an increasing number of international markets will require considerable management attention and resources and is subject to the particular challenges of supporting a rapidly growing business in an environment of multiple languages, cultures, customs, legal systems, alternative dispute systems, regulatory systems and commercial infrastructures. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

·	recruiting and retaining talented and capable management and employees in foreign countries;

·	challenges caused by distance, language and cultural differences;

·	developing and customizing apps and other offerings that appeal to the tastes and preferences of consumers in international markets;

·	competition from local augmented reality apps makers with significant market share in those markets and with a better understanding of user preferences;

·	protecting and enforcing our intellectual property rights;

·	negotiating agreements with local distribution platforms that are sufficiently economically beneficial to us and protective of our rights;

·	the inability to extend proprietary rights in our brand, content or technology into new jurisdictions;

·	implementing alternative payment methods for virtual goods in a manner that complies with local laws and practices and protects us from fraud;

·	compliance with applicable foreign laws and regulations, including privacy laws and laws relating to content;

·	credit risk and higher levels of payment fraud;

·	currency exchange rate fluctuations;

·	protectionist laws and business practices that favor local businesses in some countries;

·	foreign tax consequences;

·	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;

·	political, economic and social instability;

·	higher costs associated with doing business internationally;

·	export or import regulations; and

·	trade and tariff restrictions.

Entering international markets will be expensive, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business.

Competition within the broader entertainment industry is intense and potential consumers may be attracted to competing forms of entertainment such as offline and traditional online apps, television, movies and sports, as well as other entertainment options on the Internet.

Our potential consumers face a vast array of entertainment choices. Other forms of entertainment, such as offline, traditional online, personal computer and console apps, television, movies, sports and the Internet, are much larger and more well-established markets and may be perceived by our potential consumers to offer greater variety, affordability, interactivity and enjoyment. These other forms of entertainment compete for the discretionary time and income of our potential consumers. If we are unable to sustain sufficient interest in our apps in comparison to other forms of entertainment, including new forms of entertainment, our business model may no longer be viable.

There are low barriers to entry in the augmented reality industry, and competition is intense.

The augmented reality industry is highly competitive, with low barriers to entry and we expect more companies to enter the sector and a wider range of social apps to be introduced. Our competitors that develop social apps for social networks vary in size and include publicly-traded companies such as Google, Microsoft, Apple and Nokia and privately-held companies such as Layar, Metaio and Total Immersion. Some of these current and potential competitors have significant resources for developing or acquiring additional apps, may be able to incorporate their own strong brands and assets into their apps, have a more diversified set of revenue sources than we do and may be less severely affected by changes in consumer preferences, regulations or other developments that may impact the augmented reality industry. In addition, we have limited experience in developing apps for mobile and other platforms and our ability to succeed on those platforms is uncertain. As we continue to devote significant resources to developing apps for those platforms, we will face significant competition from established companies, including Google, Microsoft, Apple and Nokia. We expect new augmented reality competitors to enter the market and existing competitors to allocate more resources to develop and market competing apps and applications. The value of our virtual goods is highly dependent on how we manage the economies in our apps. If we fail to manage our apps economies properly, our business may suffer.

Failure to protect or enforce our intellectual property rights or the costs involved in such enforcement could harm our business and operating results.

We regard the protection of our trade secrets, copyrights, trademarks, trade dress, domain names and other product rights as critical to our success. We strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We enter into confidentiality and invention assignment agreements with our employees and contractors and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, these contractual arrangements and the other steps we have taken to protect our intellectual property may not prevent the misappropriation of our proprietary information or deter independent development of similar technologies by others.

We will pursue the registration of our domain names, trademarks, and service marks in the United States and in certain locations outside the United States. We will seek to protect our trademarks, patents and domain names in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”), was adopted in September 2011. The Leahy-Smith Act includes a number of significant changes to United States patent law, including provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. The United States Patent and Trademark Office is currently developing regulations and procedures to govern administration of the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act will not become effective until up to 18 months after its enactment. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will have on the operation of our business. However, the Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights, our business and operating results may be harmed.

From time to time, we may face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a new game, stop offering a game or certain features of a game, pay royalties or significant settlement costs, purchase licenses or modify our apps and features while we develop substitutes.

In addition, we use open source software in our apps and expect to continue to use open source software in the future. From time to time, we may face claims from companies that incorporate open source software into their products, claiming ownership of, or demanding release of, the source code, the open source software and/or derivative works that were developed using such software, or otherwise seeking to enforce the terms of the applicable open source license. These claims could also result in litigation, require us to purchase a costly license or require us to devote additional research and development resources to change our apps, any of which would have a negative effect on our business and operating results.

Programming errors or flaws in our apps could harm our reputation or decrease market acceptance of our apps, which would harm our operating results.

Our apps may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch new apps and rapidly release new features to existing apps under tight time constraints. We believe that if our consumers have a negative experience with our apps, they may be less inclined to continue or resume playing our apps or recommend our apps to other potential consumers. Undetected programming errors, game defects and data corruption can disrupt our operations, adversely affect the game experience of our consumers by allowing consumers to gain unfair advantage, harm our reputation, cause our consumers to stop playing our apps, divert our resources and delay market acceptance of our apps, any of which could result in legal liability to us or harm our operating results.

Evolving regulations concerning data privacy may result in increased regulation and different industry standards, which could prevent us from providing our current apps to our consumers, or require us to modify our apps, thereby harming our business.

The regulatory framework for privacy issues worldwide is currently in flux and is likely to remain so for the foreseeable future. Practices regarding the collection, use, storage, transmission and security of personal information by companies operating over the Internet and mobile platforms have recently come under increased public scrutiny, and civil claims alleging liability for the breach of data privacy have been asserted against us. The U.S. government, including the Federal Trade Commission and the Department of Commerce, has announced that it is reviewing the need for greater regulation for the collection of information concerning consumer behavior on the Internet, including regulation aimed at restricting certain targeted advertising practices. In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with users in Europe. Various government and consumer agencies have also called for new regulation and changes in industry practices. We began our new operations in 2012. In addition, our business, including our ability to operate and expand internationally, could be adversely affected if laws or regulations are adopted, interpreted, or implemented in a manner that is inconsistent with our current business practices and that require changes to these practices, the design of our website, apps, features or our privacy policy. In particular, the success of our business has been, and we expect will continue to be, driven by our ability to responsibly use the data that our consumers share with us. Therefore, our business could be harmed by any significant change to applicable laws, regulations or industry practices regarding the use or disclosure of data our consumers choose to share with us, or regarding the manner in which the express or implied consent of consumers for such use and disclosure is obtained. Such changes may require us to modify our apps and features, possibly in a material manner, and may limit our ability to develop new apps and features that make use of the data that our consumers voluntarily share with us.

We will process, store and use personal information and other data, which subjects us to governmental regulation and other legal obligations related to privacy, and our actual or perceived failure to comply with such obligations could harm our business.

We will receive, store and process personal information and other user data, and we enable our consumers to share their personal information with each other and with third parties, including on the Internet and mobile platforms. There are numerous federal, state and local laws around the world regarding privacy and the storing, sharing, use, processing, disclosure and protection of personal information and other user data on the Internet and mobile platforms, the scope of which are changing, subject to differing interpretations, and may be inconsistent between countries or conflict with other rules. We generally comply with industry standards and are subject to the terms of our own privacy policies and privacy-related obligations to third parties (including voluntary third-party certification bodies such as TRUSTe). We will strive to comply with all applicable laws, policies, legal obligations and certain industry codes of conduct relating to privacy and data protection, to the extent reasonably attainable. However, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us to comply with our privacy policies, our privacy-related obligations to consumers or other third parties, or our privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personally identifiable information or other user data, may result in governmental enforcement actions, litigation or public statements against us by consumer advocacy groups or others and could cause our consumers to lose trust in us, which could have an adverse effect on our business. Additionally, if third parties that we may work with, such as consumers, vendors or developers, violate applicable laws or our policies, such violations may also put our consumers’ information at risk and could in turn have an adverse effect on our business. In the area of information security and data protection, many states have passed laws requiring notification to consumers when there is a security breach for personal data, such as the 2002 amendment to California’s Information Practices Act, or requiring the adoption of minimum information security standards that are often vaguely defined and difficult to practically implement. The costs of compliance with these laws may increase in the future as a result of changes in interpretation. Furthermore, any failure on our part to comply with these laws may subject us to significant liabilities.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding consumer protection, intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. For example, laws relating to the liability of providers of online services for activities of their users and other third parties are currently being tested by a number of claims, including actions based on invasion of privacy and other torts, unfair competition, copyright and trademark infringement, and other theories based on the nature and content of the materials searched, the ads posted or the content provided by users. It is also likely that as our business grows and evolves and our apps are played in a greater number of countries, we will become subject to laws and regulations in additional jurisdictions. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, such as that which depicts violence, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our apps, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results. It is possible that a number of laws and regulations may be adopted or construed to apply to us in the United States and elsewhere that could restrict the online and mobile industries, including player privacy, advertising, taxation, content suitability, copyright, distribution and antitrust. Furthermore, the growth and development of electronic commerce and virtual goods may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies such as ours conducting business through the Internet and mobile devices. We anticipate that scrutiny and regulation of our industry will increase and we will be required to devote legal and other resources to addressing such regulation. For example, existing laws or new laws regarding the regulation of currency and banking institutions may be interpreted to cover virtual currency or goods. If that were to occur we may be required to seek licenses, authorizations or approvals from relevant regulators, the granting of which may be dependent on us meeting certain capital and other requirements and we may be subject to additional regulation and oversight, all of which could significantly increase our operating costs. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business. Furthermore, companies and governmental agencies may restrict access to Google, our website or the Internet generally, which could lead to the loss or slower growth of our consumer base.

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

Although there is currently a limited market for our common stock, if a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

· variations in our quarterly operating results;

· announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

· general economic slowdowns;

· sales of large blocks of our common stock;

· announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;

· fluctuations in stock market prices and volumes;  concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock ;

· any financing transactions we may propose or complete.

We did not maintain effective financial reporting processes due to lack of personnel and technological resources, and may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

We have a few employees dealing with general administrative and financial matters as well as with matters relating to the reporting requirements of the Securities Exchange Act of 1934. This constitutes a material weakness in our internal controls over financial reporting.

At present, our ability to rectify the weakness relating to our internal controls over financial reporting is constrained by our limited staff. If we cannot rectify this material weakness through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is implementing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. For example, as reported in our periodic reports filed with the SEC and in this report, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2011 and August 31, 2012.  Based on those evaluations, we concluded that, as of each of the foregoing dates, our disclosure controls and procedures were not effective because, among other things, we do not have sufficient segregation of duties within accounting functions (primarily due to the size of our Company). Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Compliance with changing regulation of corporate governance and public disclosure will result in additional expenses not related to our operations.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Dodd Frank Act of 2010, and related SEC regulations, have significantly increased the costs and risks associated with accessing the public markets and public reporting. Additional regulations have been proposed or may be proposed in the future. Our management team will need to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

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

Prior to November 2012, we engaged in businesses unrelated to our current operations.  Although certain previously controlling stockholders of our Company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with our prior activities, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our Company. To date there have been no claims nor indication that any claim exists.

Shares eligible for future sale may adversely affect the market price for our common stock.

We presently have 6,000,000 options to purchase 6,000,000 shares of our common stock outstanding.  If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

In addition, commencing July 27, 2011, certain of our existing shareholders became eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. In general, pursuant to Rule 144, after satisfying a six month (or one year) holding period: (i) affiliated shareholders (or shareholders whose shares are aggregated) may, under certain circumstances, sell within any three month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading volume of the class during the four calendar weeks prior to such sale and (ii) non-affiliated shareholders may sell without such limitations, provided we are current in our public reporting obligations. Rule 144 also permits the sale of securities by non-affiliates that have satisfied a one year holding period without any limitation or restriction. Any substantial sale of our common stock pursuant to Rule 144 or pursuant to any resale prospectus may have a material adverse effect on the market price of our securities.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2.  PROPERTIES.

Our executive offices are located at 45 Broadway, 6 th Floor, New York, New York 10006, and consist of 2,450 square feet. We believe that our property is adequate for our current and immediately foreseeable operating needs. Our rent obligation for the twelve months ending August 31, 2013 is $80,169.

ITEM 3.  LEGAL PROCEEDINGS.

In the normal course of our business, we may periodically become subject to various lawsuits. However, to our knowledge, we are not a party to any pending or threatened material legal proceedings. To our knowledge, no governmental authority is contemplating commencing a legal proceeding in which we would be named as a party.

ITEM 4.  MINE SAFETY DISCLOSURES

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

	High	Low
Fiscal Year Ended August 31, 2011
First Quarter	$2.25	$1.90
Second Quarter	2.35	1.75
Third Quarter	2.22	1.90
Fourth Quarter	2.05	1.50
Fiscal Year Ended August 31, 2012
First Quarter	1.60	1.00
Second Quarter	1.01	0.84
Third Quarter	1.01	0.40
Fourth Quarter	0.48	0.31

As of August 31, 2012, there were 92,544,747 shares of common stock issued and 92,229,599 shares of common stock held of record by approximately 332 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to Board of Directors approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 whereby it reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. As of August 31, 2012, grants of 1,000,000 shares of Restricted Stock have been made to our officers and directors.

The following table sets forth information as of August 31, 2012, with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities Issued as Restricted Stock or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
EEquity Compensation Plans Approved by Security Holders 2010 Equity Incentive Plan	1,000,000		9,000,000
EEquity Compensation Plans Not Approved by Security Holders	-		-

Our Purchases of Our Equity Securities

During the year ended August 31, 2012, the Company received 315,148 shares of common stock from the Company’s CEO and former CEO as reimbursement for $44,121 of taxes paid on their behalf. Those shares were returned to the Company’s treasury.

Recent Issuances Involving Unregistered Securities

During the year ended August 31, 2012, we sold an aggregate of (i) 6,350 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and were convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (ii) warrants to purchase an aggregate of 6,350,000 shares of common stock (the “Investor Warrants”), 3,175,000 of which were exercisable at an initial exercise price of $2.00 per share and 3,175,000 of which were exercisable at an initial exercise price of $4.00 per share. The securities were not registered under the Securities Act, or the securities laws of any state, and were offered and sold in reliance on the exemption from registration afforded by Section 4(2) and Regulation D under the Securities Act.

During the year ended August 31, 2012 the Company issued 7,120,150 shares of common stock as payment for the 12.5% dividend on the Series A and Series B Preferred Stock. These shares were valued at $4,580,642.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

CAUTIONARY STATEMENTS REGARDING FORWARD LOOKING STATEMENTS

This Annual Report contains certain forward-looking statements regarding management’s plans and objectives for future operations including plans and objectives relating to our marketing efforts and future economic performance. Any statement in this Annual Report and in the documents incorporated by reference into this Annual Report that is not a statement of an historical fact constitutes a “forward-looking statement.” Further, when we use the words “may,” “expect,” “anticipate,” “plan,” “believe,” “seek,” “estimate,” “intend,” and similar words, we intend to identify statements and expressions that may be forward-looking statements. We believe it is important to communicate certain of our expectations to our investors. The forward-looking statements and associated risks set forth in this Annual Report include or relate to, among other things, (a) our projected sales and profitability, (b) our growth strategies, (c) anticipated trends in our industry, (d) our ability to obtain and retain sufficient capital for future operations, (e) our anticipated needs for working capital, and (f) the outcome of any litigation against us.   Actual events or results may differ materially from those discussed in forward-looking statements as a result of various factors, including, without limitation, the Introductory Note, the risks outlined under Item 1A,” RISK FACTORS ” and matters described in this Annual Report generally.

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

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

· actual or anticipated fluctuations in our quarterly and annual operating results;

· actual or anticipated product constraints;

· decreased demand resulting from changes in laws;

· product and services announcements by us or our competitors;

· loss of any of our key executives;

· regulatory announcements, proceedings or changes;

· competitive product developments and legal developments;

· any business combination we may propose or complete;

· any financing transactions we may propose or complete; or

· broader industry and market trends unrelated to its performance.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Results of Operations

Our results of operations for the year ended August 31, 2012, consisted of change in fair value of life settlement contracts net of premiums paid (which include unrealized gains on life settlement contracts and realized gains on maturity and sale of life settlement contracts), and interest income from reverse repurchase agreements less operating and administrative expenses for personnel, leased office space and professional fees, interest incurred on loans payable and income tax expense.

Fiscal year ended August 31, 2012 compared to fiscal year ended August 31, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

	Year ended August 31, 2012	Year ended August 31, 2011

Sales, general and administrative expenses	$(2,319,355)	$(3,102,642)

Other income (expense)
Realized gain on life settlement contracts held under investment method	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(36,460,974)	45,507,979
Interest income (expense)	(626,710)	44,606
Income ( loss) before income tax	(39,087,196)	42,449,943
Income tax benefit (provision)	16,640,912	(19,546,602)
Net income (loss)	(22,446,284)	22,903,341

Deemed dividend on issuance of Series A and Series B Preferred Stock	(932,643)	(37,300,000)
Dividend on Convertible Preferred Stock	(4,580,642)	(6,658,262)
Net loss applicable to common shareholders	$(27,959,569)	$(21,054,921)

Expenses. Operating and administrative expenses decreased from $3,102,642 for the year ended August 31, 2011 to $2,319,355 for the year ended August 31, 2012. The decrease in operating and administrative expenses of approximately $783,000 for the year ended August 31, 2012 is primarily attributable to a decrease in spending on marketing budgets of approximately $720,000. Marketing expenses related to the initial start-up of the Company were incurred in the prior year. These were one time charges. The decrease is also attributable to a decrease in provider fees of approximately $115,000 from the prior year, as we purchased substantially more policies in the year ended August 31, 2011 as compared to the year ended August 31, 2012. Additionally, in the year ended August 31, 2011, we issued common stock as compensation to an officer, a board member and an investor relations consultant, of which the fair value of that stock compensation was approximately $420,000. We did not issue any stock compensation in the year ended August 31, 2012. This was offset by an increase in NYS capital tax of approximately $200,000 in the year ended August 31, 2012.

Other Income (Expense). Total other income decreased from $45,552,585 for the year ended August 31, 2011 to a loss of $36,767,841 for the year ended August 31, 2012. Change in fair value net of premiums paid including a realized loss of $510,853 was $36,460,974 for the year ended August 31, 2012, due to fair market valuation of pool policies. We had a net realized loss of $510,853 from the sale of two policies held at fair value for the year ended August 31, 2012 and net realized gains of $319,843 from the sale of two policies held under investment method for the year ended August 31, 2012. The decrease in fair value of our life settlement portfolio is primarily attributable to the increase in discount rate that the Company utilizes in valuing its investments. Additionally, the Company made no new acquisitions of policies in the year ended August 31, 2012 as compared to acquisitions of 33 new policies in the year ended August 31, 2011. These were acquisitions of policies in distressed sales from individuals/entities that did not have the ability to “hold” the policies. When these policies were initially marked at fair value, there were significant unrealized gains because of our intent and ability to hold these policies until maturity. In subsequent periods, the gradual changes in fair value will result in a decrease in the change in unrealized gains on policies already acquired. Interest income (expense) decreased from interest income of $44,606 for the year ended August 31, 2011 to interest expense of $626,710 for the year ended August 31, 2012. Interest expense for the year ended August 31, 2012 is a result of interest due on our loans payable of $59,450,000 as compared to interest income of $44,160 from reverse repurchase agreements for the year ended August 31, 2011.

Income Tax. Income tax expense decreased from $19,546,602 for the year ended August 31, 2011 to a benefit of $16,640,912 for the year ended August 31, 2012. A decrease of $16,828,116 to the previous year’s deferred income tax liability of $21,071,160 resulted in a deferred income tax liability of $4,243,044 which is primarily attributable to the unrealized loss from a decrease in the fair value of the Company’s life settlement portfolio.

Net Income (Loss). We reported a net loss of $22,446,284 for the year ended August 31, 2012 compared to net income of $22,903,341 for the year ended August 31, 2011. The decrease is primarily a result of a decrease in the fair value of the Company’s life settlement portfolio due to the increase in the discount rate used to value our portfolio.

Deemed Dividend. The Company recorded a deemed dividend for financial statement purposes of $932,643 and $37,300,000 for the years ended August 31, 2012 and 2011 to holders of our Series A and Series B preferred shares in connection with the appreciation of our common stock price. The deemed dividend reflects the intrinsic value of conversion options embedded in preferred shares based upon the differences between the fair value of the underlying common stock at the commitment date of the transaction and the effective conversion price embedded in the preferred shares.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended August 31, 2012 was $11,329,062. Net cash provided by investing activities was $994,216 arising from proceeds received from sale of life settlement contracts offset by investment in life settlement contacts at investment method and investment in reverse repurchase agreement. Net cash provided by financing activities was $8,650,000 primarily from the sales of Series A preferred stock and proceeds from a revolver loan. This resulted in a decrease in cash of $1,684,846. Sources of cash flow resulted primarily from capital raising activities of $6,350,000 and $2,300,00 from a revolver loan.

Working Capital and Capital Availability: As of August 31, 2012, we had negative working capital of $55,935,753, including $4,334,012 of policies held under the investment method. The negative working capital is primarily a result of a term loan of $57,150,000 that we entered into with the Lenders on July 31, 2012. On that same date, we entered into a revolver loan with the Lenders of $10,000,000, of which we drew down $2,300,000 as of August 31, 2012, in order to finance our ongoing operations, including payment of premiums to maintain our portfolio. Additionally, we had an interest payable balance of $626,710 on those loans as of August 31, 2012. The term loan has a maturity date of October 31, 2012 and is collaterized with the Company’s life settlement portfolio. This agreement is more fully discussed in Note 4 of these Financial Statements. On October 31, 2012, the term loan matured and was satisfied with forclosure of the Company’s life settlement portfolio. The Company will retain certain other assets including certain working capital, furniture and fixtures, and its interest in its subsidiary Infinity Augmented Reality, LLC which is actively enagaged in the development of software applications which will utilize Augmented Reality. Subsequent to August 31, 2012 and prior to November 15, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000. We currently have approximately $530,000 cash on hand, and expect to receive additional cash proceeds of approximately $165,000 (from interest income and refund of fees), which will sustain our operations for approximately eight months. We expect to raise additional funds to continue our augmented reality operations through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availablility for Infinity for the next twelve months.

Going Concern Qualification

The Company will require additional funds to finance its new augmented reality operations. Effective November 15, 2012, we are a development stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern. Since July 2010, we have raised in excess of $50,000,000 in additional capital, a portion of which was available for our working capital needs for our prior business. However, there can be no assurance that the Company can successfully accomplish these steps and or business plans, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

Application of Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based on our financial statements that were prepared in accordance with accounting principles generally accepted in the United States of America. To guide our preparation, we follow accounting policies, some of which represent critical accounting policies as defined by the SEC.  The SEC defines critical accounting policies as those that are both most important to the portrayal of a company’s financial condition and results and require management’s most difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods.  Certain accounting estimates involve significant judgments, assumptions and estimates by management that may have a material impact on the carrying value of certain assets and liabilities, disclosures of contingent liabilities, and the reported amounts of income and expenses during the reporting period that management considers critical accounting estimates.  The judgments, assumptions and estimates used by management are based on historical experience, management’s experience, knowledge of the accounts and other factors that are believed to be reasonable. Because of the nature of the judgments and assumptions made by management, actual results may differ materially from these judgments and estimates, which could have a material impact on the carrying values of assets and liabilities and the results of our operations. Areas affected by our estimates and assumptions are identified below.

ASC 325-30, Investments in Insurance Contracts, states that an investor may elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election is to be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor is to recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (e.g., policy premiums and direct external costs, if any) to keep the policy in force are to be capitalized.  Under the fair value method, an investor recognizes the initial investment at the purchase price.  In subsequent periods, the investor re-measures the investment at fair value in its entirety at each reporting period and recognizes change in fair value earnings (or other performance indicators for entities that do not report earnings) in the period in which the changes occur. We primarily value our investments in life settlement contracts using the fair value method. As of August 31, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at fair value was valued at $64,667,124 and $92,708,076, respectively. As of August 31, 2012 and August 31, 2011, the total of our investment in life settlements held for our own account held at investment method was valued at $4,334,012 and $0, respectively.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of August 31, 2012 and 2011:

Unquoted Life Settlement Contracts:	August 31, 2012	August 31, 2011

Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(26,401,160)	53,102,630
Transfers out:
Proceeds from maturity of life settlement contract	(1,639,792)	(2,500,000)

Ending balance	$64,667,124	$92,708,076

We make estimates of the collectability of insurance proceeds receivable.  The accounts associated with these areas are critical to recognizing the correct amount of revenue in the proper period.  We have not experienced any material changes in our estimates of collectability versus actual results in the current or prior periods.

We review the carrying value of investment in life settlement contracts at investment method for impairment at the end of each reporting period. The carrying value of these life settlement contracts increases based on the premium payments made to insurance companies. We confirm with the insurance companies that they received the premium payments. We reconcile payments to our bank statement on a monthly basis. Based on this assessment, there was no impairment during the year ended August 31, 2012.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the year ended August 31, 2012.

We evaluate the useful lives of our property and equipment to assure that an adequate amount of depreciation is being charged to operations.  Useful lives are based generally on specific knowledge of an asset’s life.

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

Except for increasing the discount rate we use to fair value our life settlement contracts, as more fully discussed in Note 3 to these Financial Statements, we have not made any material changes to our critical accounting estimates or assumptions or the judgments affecting the application of those estimates or assumptions.

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

Outlook

On October 31, 2012, our term loan matured and was satisfied with transfer of our life settlement portfolio. We will retain certain other assets including certain working capital, furniture and fixtures, and our interest in our subsidiary Infinity Augmented Reality, LLC which is actively enagaged in the development of software applications which will utilize Augmented Reality. As a result of the foregoing, we are no longer engaged in our prior primary activity as a specialty financial services company primarily engaged in the acquisition of life settlement transactions. Our Board of Directors has therefore determined that it will be providential for us to research and commence other lines of business. In furtherance thereof, we formed a wholly owned subsidiary, Infinity Augmented Reality LLC. IAR began finalizing specifications for Infinity’s applications and engaged a third party to prepare the necessary programs and related intellectual property. We believe our company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We carry no operational debt and do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital.  While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector. We believe this is due to the fact that augmented reality is one of the technologies of the future.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling operating and administrative expenses. We believe that domestic and international demand for augmented reality products will continue to grow as the industry continues to mature.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our financial statements beginning on page F-1.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

Disclosure controls and procedures (as defined in Rule 13(a) – 15(e) of the Exchange Act) are controls and other procedures that are designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a public company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Disclosure controls and procedures include many aspects of internal controls over financial reporting.

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at August 31, 2012.

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

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended August 31, 2012. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

· Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended August 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals constitute our Board of Directors and executive officers as of November 30, 2012:

Name	Age	Position(s)
Avrohom Oratz	29	President, Chief Executive Officer and Director, served as our Treasurer and Chief Financial Officer from July 2010 until his election as President in April 2011. From 2007 to 2010, he was employed by Platinum Human Resource Management, a privately owned company with $250M of revenue, as Corporate Controller. Platinum is a full service human resource services firm with offices in New York, Florida, Alabama and California. As Controller, Mr. Oratz designed and implemented a comprehensive fraud protection program, with processes and procedures that protect clients' financial integrity. Mr. Oratz played a key role in the establishment of Normandy Harbor Insurance Company, specializing in Workers' Compensation coverage and comprehensive Risk Management Programs.

Joshua Yifat	40	Treasurer, Chief Financial Officer and Secretary, commencing on April 15, 2011. Prior to joining the Company, Mr. Yifat was a Vice President of the Managed Futures Group at Morgan Stanley Smith Barney from December 2007 – April 2011, where he supervised 40 managed futures funds with assets under management in excess of $6.5 billion. Prior to Morgan Stanley Smith Barney, he spent 8 years with various major accounting firms (including KPMG, LLP from December 2002 – November 2007) as senior auditor within the financial services group. He is a graduate of Touro College.

Directors
Chaim Loeb	43	Director, joined our Board in May 2010. Mr. Loeb has been an insurance broker since 1994. He serves as the President of Loeb Insurance Brokerage, Inc. since 2006 and Cornell Insurance Services since 2009. He is licensed in Life and Health Insurance from the State of New York. He is a graduate of the Rabbinical College Zichron Moshe of New York. Mr. Loeb’s experience in the insurance industry led to the conclusion that he should be nominated to serve as director of the Company.

Abraham Lowy	32	Director, joined our Board in May 2010. For the last five years, Mr. Lowy has been a partner with Treff and Lowy PLLC. Mr. Lowy is an attorney who has an extensive practice representing corporate real estate investors in the acquisition, development, financing, and leasing of commercial and retail properties, including office buildings, condominium developments, shopping centers, nursing homes and warehouses. Mr. Lowy received his Juris Doctorate degree from Brooklyn Law School, and is admitted to the bars of the states of New York and New Jersey. Mr. Lowy’s experience representing early-stage and small businesses and in insurance litigation led to the conclusion that he should be nominated to serve as a director of the Company.

Sy Stern	40	Director, joined our Board in December 2010. Mr. Stern is currently a Tax Manager at AIG since January 2011, and a partner in the law firm of Stern and Stern LLP. Prior to AIG, he was a Managing Member of the Stern Professional Group LLC, a consulting group focused on complex tax and legal matters, from July 2007 – December 2010. He also functioned as interim CFO for a real estate development joint venture from July 2007 – April 2008 and as interim controller for a large staffing company from June 2010 – September 2010. He previously was a tax manager with Ernst & Young, LLP from January 2006 – June 2007. Mr. Stern earned his J.D. at New York Law School in May of 1998, and his MBA in Accounting at the Pace University, Lubin School of Business in September of 1999. Mr. Stern is currently a member of good standing in the New York State Bar Association and the New Jersey State Bar Association. He is also a Certified Public Accountant licensed in the State of New York. Mr. Stern’s prior experience, his financial training and his business-focused educational background led to the conclusion that he should be nominated to serve as a director of the Company.

Moshe Hogeg	31	Director, joined our Board in October 2012. Mr. Hogeg is currently Chief Executive Officer of Mobli Media, Inc. (“Mobli”) since 2010. Mobli is a thirty-five employee photo and video sharing platform. Mobli recently announced the completion of a $22,000,000 round of financing bringing their total funds raised to $28,500,000. From 2007 to 2009, Mr. Hogeg served as founder and Chief Executive Officer of Web2Sport, a sports oriented social network in Israel, and increased the average viewership from 50 viewers per game to 12,000 viewers per game. From 2000 to 2007, Mr. Hogeg served as a Captain in the Israel Defense Forces. Mr. Hogeg’s prior experience in the technology industry led to the conclusion that he should be nominated to serve as a director of the Company.

We expect that we may add additional directors to the Board of Directors in the next twelve months but have not entered into any discussions with any prospective directors .

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for “director independence” under the AMEX LLC Stock Market listing standards.  Our Board has determined that each of Messrs. Loeb, Lowy, Stern and Hogeg are independent directors under The AMEX LLC Stock Market rules relating to director independence because each is a non-employee director, and none of them has any relationship with the Company or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Director Compensation

Our directors currently do not receive any cash compensation for service on the Board of Directors or any committee thereof, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. We may compensate independent directors for their service on the Board and any Committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies. In connection with his election to our Board, Mr. Hogeg was granted 100,000 Non Qualified Stock Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017. Except for Mr. Hogeg, each of our other directors received 50,000 shares of Common Stock upon joining the Board.

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

Meetings and Attendance

During the fiscal year ended August 31, 2012, there were three meetings of the Board of Directors.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors held during our fiscal year ended August 31, 2012 and during his term of service.

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

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in April 2011 and consists of Mr. Lowy (Chairman) and Messrs. Loeb and Stern and Hogeg. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise.

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

2010 Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 (the “Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan.  At August 31, 2012, grants of 1,000,000 shares of Restricted Stock have been made to our officers and directors.

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

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation and long-term compensation awards for the fiscal years ended August 31, 2012 and 2011 for Moshe Oratz, our former Chief Executive Officer, Avrohom Oratz, our current Chief Executive Officer and former Chief Financial Officer and Joshua Yifat, our current Chief Financial Officer during the fiscal years ended August 31, 2012 and 2011.

Name and Principal Position (in dollars)	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Restricted Stock Awards ($)(3)	All Other Compensation ($)(4)	Total ($)
Moshe Oratz
Former President, Chief Executive	2012	-	-		-	-
Officer	2011	161,806	-	-	-	161,806

Avrohom Oratz
President, Chief Executive Officer
Formerly Treasurer, Chief Financial	2012	165,000	-	-	12,000	177,000
Officer	2011	162,042	-	-	7,510	169,552

Joshua Yifat	2012	160,000	-		12,000	172,000
Treasurer, Chief Financial Officer	2011	60,000	-	210,000	3,375	273,375

On an annual basis, for the fiscal years ended August 31, 2012 and 2011, the salaries included above would accrue at the rate of $250,000 per annum for Moshe Oratz, $165,000 per annum and $150,000 respectively for Avrohom Oratz and $160,000 per annum for Joshua Yifat.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of November 30, 2012 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Moshe Oratz (2) (3) (4)	35,323,527	38%

Avrohom Oratz (2)	148,825	(6)

Joshua Yifat (2)	100,000	(6)

Abraham Lowy 1255 East 35th St Brooklyn, New York 11210	50,000	(6)

Chaim Loeb 1334 East 32 Street Brooklyn, New York 11210	50,000	(6)

Sy Stern 1556 East 29 th Street Brooklyn, New York 11210	50,000	(6)

Moshe Hogeg 22 Laurie Dr. Englewood Cliffs, New Jersey 07632	100,000	(6)

Credit Strategies, LLC
405 Lexington Avenue New York, New York 10174	4,896,169	(4) (5)

All Directors and Officers as a Group	498,825	(6)

(1) Based on 92,229,599 shares of common stock outstanding

(2) The address for each of these persons is 45 Broadway, New York, New York 10006

(3) Mr. Oratz is the sole member of CS Master Holdings LLC, which owns 35,037,500 shares of Common Stock. Mr. Oratz disclaims ownership in 16,000,000 shares held by trusts for the benefit of his children, and administered by trustees.

(4) In April 2011, CS Master Holding LLC granted to Platinum Partners Value Arbitrage Fund, L.P. (“Value”) and Credit Strategies LLC (“Credit Strategies”) transferable options to acquire an aggregate of 20,000,000 shares of our Common Stock at an exercise price of $0.005 per share. The options, exercisable in whole or in part, expire in April 2016. Pursuant to the terms of the Option Agreement, CS Master Holding LLC is restricted from selling or otherwise transferring the underlying shares of Common Stock without Value or Credit Strategies’ consent prior to the expiration of the option. The Option Agreements contain provisions prohibiting exercise of the options that would result in the stockholder owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(5) The Holder listed below beneficially owns shares of our Common Stock as follows:

Name of Beneficial Owner	Shares Currently Owned	Shares Underlying Convertible Preferred Stock	Warrants

Credit Strategies, LLC	4,896,169	-	-

The options granted by CS Master Holding LLC to Credit Strategies and Value each contain provisions prohibiting any conversions of the options that would result in the stockholder (or its affiliates) owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. The shares transferable to Credit Strategies and Value are not including the foregoing table. Mark Nordlicht has voting and investment control over the securities held by Credit Strategies and Value.

(6) Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Mr. Moshe Oratz beneficially owns approximately 38% of the outstanding common stock of the Company. Mr. Moshe Oratz is the brother of Mr. Avrohom M. Oratz.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 10, 2011, the Company’s Board of Directors appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2011. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended August 31, 2012	Year Ended August 31, 2011
Audit Fees	$165,500	$187,000
Audit-Related Fees	24,500	-
Tax Fees	18,000	-
All Other Fees	-	-
Total	$208,000	$187,000

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements . The audited consolidated financial statements of Absolute Life Solutions, Inc. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this annual report on Form 10-K, including the notes thereto and the report of our independent registered public accounting firm.

2. Financial Statement Schedules . We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in our audited consolidated financial statements or the notes thereto.

3. Exhibits . The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K:

Exhibit Number	Description
3.2A	By-Laws (1)
3.3	Restated and Amended Articles of Incorporation (2)
3.4	Form of Certificate of Designation for Series A Convertible Preferred Stock (2)
3.5	Form of Certificate of Designation for Series B Convertible Preferred Stock (5)
10.3	Form of Securities Purchase Agreement (3)
10.4	Form of Warrant (3)
10.5	Form of Registration Rights Agreement (3)
10.7	Employment Agreement with Avrohom Oratz, dated June 1, 2010 (3)
10.8	2010 Equity Incentive Plan (3)
10.9	Consulting Agreement with Coventry Consulting Group, LLC (4)
10.10	Form of Securities Exchange Agreement with certain Series A Preferred Stockholders (5)
10.11	Amendment to Employment Agreement of Avrohom Oratz (5)
10.12	Employment Agreement with Joshua Yifat, dated April 15, 2011 (5)
10.14	Voting Trust Agreement (6)
10.15	Loan and Security Agreement (7)
10.16	Preferred Shares Agreement (7)
10.17	Loan Satisfaction Agreement (8)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (9)
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (9)
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (9)
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (9)

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

(3) Filed as an Exhibit to our Form 8-K filed on July 26, 2010.

(4) Filed as an Exhibit to our Form 10-K/A filed on January 7, 2011.

(5) Filed as an Exhibit to our Form 8-K filed on April 11, 2011.

(6) Filed as an Exhibit to our Form 8-K filed on April 14, 2011.

(7) Filed as an Exhibit to our Form 8-K filed on August 2, 2012.

(8) Filed as an Exhibit to our Form 8-K filed on November 20, 2012.

(9) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

January 2, 2013	/s/ Avrohom Oratz
Avrohom Oratz, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President, Director and Chief Executive Officer (Principal Executive Officer)	January 2, 2013
/s/ Joshua Yifat
Joshua Yifat	Treasurer and Chief Financial Officer (Principal Financial Officer)	January 2, 2013
/s/ Chaim Loeb
Chaim Loeb	Director	January 2, 2013

/s/ Abraham Lowy
Abraham Lowy	Director	January 2, 2013

/s/ Sy Stern
Sy Stern	Director	January 2, 2013

/s/ Moshe Hogeg
Moshe Hogeg	Director	January 2, 2013

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

FINANCIAL STATEMENTS

AUGUST 31, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Absolute Life Solutions, Inc.

We have audited the accompanying consolidated balance sheets of Absolute Life Solutions, Inc. and its subsidiary (the “Company”) as of August 31, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Absolute Life Solutions, Inc. and its subsidiary, as of August 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements as of November 15, 2012 the Company is in the development stage, and the continued existence of the Company is dependent upon its ability to generate sufficient cash from its augmented reality business and to meet its obligations as they come due. The expected demand for and selling prices of the Company’s software applications, may not be sufficient to meet cash flow requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

January 2, 2013

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2012	August 31, 2011
ASSETS
Current Assets
Cash and cash equivalents	$233,050	$1,917,896
Accounts receivable	-	1,263,000
Insurance purchase escrow	-	128,750
Receivable under reverse repurchase agreement	-	3,368,593
Investment in life settlement contracts at investment method	4,334,012	-
Prepaid expenses	15,192	45,044
Total current assets	4,582,254	6,723,283
Equipment, net	66,129	90,082
Security deposit	56,688	56,688
Investment in life settlement contracts at fair value	64,667,124	92,708,076
TOTAL ASSETS	$69,372,195	$99,578,129
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$441,297	$44,607
Interest payable	626,710	-
Loans payable	59,450,000	-
Due to provider	-	568,000
Total current liabilities	60,518,007	612,607
Deferred rent	49,335	42,148
Deferred income taxes	4,243,044	21,071,160
TOTAL LIABILITIES	64,810,386	21,725,915

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2011 - 41,950 issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2011 – 8,850 issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 92,544,747 issued and 92,229,599 outstanding) (August 31, 2011 - 85,424,597 issued and outstanding)	925	854
Additional paid in capital	51,486,890	96,773,677
Treasury stock, at cost (315,148 shares of common stock) (August 31, 2011- No shares of common stock)	(44,121)	-

Retained earnings (accumulated deficit)	(46,881,885)	(18,922,317)
Total Stockholders' Equity	4,561,809	77,852,214
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$69,372,195	$99,578,129

The accompanying notes are an integral part of these consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended August 31, 2012	Year ended August 31, 2011

Sales, general and administrative expenses	$(2,319,355)	$(3,102,642)

Other income (expense)
Realized gain on life settlement contracts held under investment method	319,843	-
Change in fair value of life settlement contracts net of premiums paid	(36,460,974)	45,507,979
Interest income (expense)	(626,710)	44,606
Income (loss) before income tax	(39,087,196)	42,449,943
Income tax benefit (provision)	16,640,912	(19,546,602)
Net income (loss)	(22,446,284)	22,903,341
Deemed dividend on issuance of Series A and Series B Preferred Stock	(932,643)	(37,300,000)
Dividend on Convertible Preferred Stock	(4,580,642)	(6,658,262)
Net loss applicable to common shareholders	$(27,959,569)	$(21,054,921)

Basic loss per common share	$(0.30)	$(0.24)
Diluted loss per common share	$(0.30)	$(0.24)

Basic weighted average shares outstanding	93,997,860	88,796,687
Diluted weighted average shares outstanding	93,997,860	88,796,687

The accompanying notes are an integral part of these consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31, 2012	Year ended August 31, 2011
OPERATING ACTIVITIES
Net income (loss)	$(22,446,284)	$22,903,341

Adjustments to reconcile net income to net cash (used in) operations
Issuances of common stock for services	-	1,265,530
Unrealized changes in fair value of life settlement contracts	25,890,307	(50,865,130)
Realized gain on maturity of life settlement contract	-	(2,237,500)
Realized gain on sale of life settlement contracts at fair value	510,853	-
Realized gain on sale of life settlement contracts at investment method	(319,843)	(138,846)
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	(44,121)	-
Depreciation	23,953	23,954
Deferred rent	7,187	42,148
Deferred income taxes	(16,828,116)	19,546,602
Changes in operating assets and liabilities
Accounts receivable	1,263,000	(1,263,000)
Insurance purchase escrow	128,750	2,071,250
Prepaid expenses	29,852	42,607
Accounts payable and accrued expenses	396,690	(318,289)
Interest payable	626,710	-
Due to provider	(568,000)	568,000
Net cash used in operating activities	(11,329,062)	(8,359,333)
INVESTING ACTIVITIES
Purchases of life settlement contracts	-	(30,347,703)
Proceeds from maturity of life settlement contract	-	2,500,000
Proceeds from sale of life settlement contracts at fair value	1,639,792	-
Proceeds from sale of life settlement contracts at investment method	897,234	695,000
Investment in life settlement contracts at investment method	(1,408,143)	-
Investment in reverse repurchase agreement	(134,667)	(3,568,593)
Maturity of reverse repurchase agreement	-	200,000
Net cash provided by (used in) investing activities	994,216	(30,521,296)
FINANCING ACTIVITIES
Proceeds from issuance of preferred stock	6,350,000	37,300,000
Proceeds from revolver loan payable	2,300,000	-
Proceeds from shareholder loan	975,000	-
Payment of shareholder loan	(975,000)	-

Net cash provided by financing activities	8,650,000	37,300,000
Change in cash and cash equivalents	(1,684,846)	(1,580,629)
Cash and cash equivalents, beginning	1,917,896	3,498,525
Cash and cash equivalents, ending	$233,050	$1,917,896
Supplemental disclosure of non-cash investing activity:
Transfer of receivable under reverse repurchase to investment in life settlement contracts at investment method	$3,503,260	$-
Term loan issued for repurchase of preferred stock	$57,150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

									Retained
	Preferred stock						Additional		earnings
	Series A		Series B		Common stock		paid-in	Treasury	(accumulated
	Number	Amount	Number	Amount	Number	Amount	capital	Stock	deficit)	Total

Balance, September 1, 2010	13,500	$-	-	$-	80,060,000	$801	$14,249,938	$-	$2,132,604	$16,383,343
Preferred stock and warrants issued for cash at $1,000 per share	34,450	-	2,850	-	-	-	37,300,000	-	-	37,300,000
Exchange of Series A preferred stock for Series B preferred stock and warrants	(6,000)	-	6,000	-	-	-	-	-	-	-
Common stock issued under employee stock plan	-	-	-	-	1,000,000	10	314,999		-	315,009
Common stock issued for consulting and legal services	-	-	-	-	1,020,007	10	950,511		-	950,521
Stock dividends paid on preferred stock	-	-	-	-	3,344,590	33	6,658,229		(6,658,262)	-
Deemed dividends on preferred stock	-	-	-	-	-	-	37,300,000		(37,300,000)	-
Net income	-	-	-	-	-	-	-		22,903,341	22,903,341
Balance, August 31, 2011	41,950	-	8,850	-	85,424,597	854	96,773,677		(18,922,317)	77,852,214
Preferred stock and warrants issued for cash at $1,000 per share	6,350	-	-	-	-	-	6,350,000		-	6,350,000
Stock dividends paid on preferred stock	-	-	-	-	7,120,150	71	4,580,570		(4,580,641)	-
Deemed dividends on preferred stock	-	-	-	-	-	-	932,643		(932,643)	-
Repurchase of preferred stock	(48,300)	-	(8,850)	-	-	-	(57,150,000)		-	(57,150,000)
Purchase of treasury stock	-	-	-	-	(315,148)	-	-	(44,121)	-	(44,121)
Net loss	-	-	-	-	-	-	-		(22,446,284)	(22,446,284)
Balance, August 31, 2012	-	$-	-	$-	92,229,599	$925	$51,486,890	$(44,121)	$(46,881,885)	$4,561,809

The accompanying notes are an integral part of these consolidated financial statements.

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

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR or “Infinity”) which is actively enagaged in the development of software applications which will utilize a technology known as Augmented Reality. Through IAR, the Company intends to develop a comprehensive augmented reality platform for consumers. IAR’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life insurance policies currently held by the Company to the Lender or an affiliate of the Lender. As a result of the foregoing, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company will be classified as a development stage company on November 15, 2012.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s augmented reality products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of August 31, 2012 and 2011 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process.

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

At August 31, 2012 and August 31, 2011 the Company held zero and thirteen life settlement contracts as collateral in the amount of $0 and $3,368,593 respectively, which are reflected as a receivable under reverse repurchase agreement on the Balance Sheets. The counterparty did not exercise its rights under the repurchase agreements and upon expiration of the repurchase agreements, the Company recognized these assets as an investment in life settlement contract at investment method in the aggregate amount of $3,503,260.

The Company follows the provisions of ASC 860, Transfers and Servicing which requires an initial transfer of a financial asset and a repurchase financing that was entered into contemporaneously or in contemplation of the initial transfer to be evaluated as a linked transaction unless certain criteria are met, including that the transferred asset must be readily obtainable in the marketplace.

Life Settlement Contracts

ASC 325-30, Investments in Insurance Contracts allows an investor to elect to account for its investments in life settlement contracts using either the investment method or the fair value method. The election shall be made on an instrument-by instrument basis and is irrevocable. Under the investment method, an investor shall recognize the initial investment at the purchase price plus all initial direct costs. Continuing costs (policy premiums and direct external costs, if any) to keep the policy in force shall be capitalized. Under the fair value method, an investor shall recognize the initial investment at the purchase price. In subsequent periods, the investor shall re-measure the investment at fair value in its entirety at each reporting period and shall recognize the change in fair value in the current period net of premiums paid. The Company primarily uses the fair value method to account for life settlement contracts. For those life settlement contracts held as a receivable under reverse repurchase agreement in the prior year, the Company elected to account for them under the investment method upon expiration of the repurchase agreement. The Company purchased these policies under a reverse repurchase agreement as a short-term investment for the purpose of reselling them to other investors.

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

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash and cash equivalents, accounts receivable, receivable under reverse repurchase agreement, accounts payable and accrued expenses, interest payable, loans payable and due to provider are estimated to be equal to their carrying value due to the short-term nature of these instruments. Investments in life settlement contracts are classified as held-for-trading and measured at fair value, with the realized and unrealized changes in fair value recognized each reporting period in the statements of operations.

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

Level 1 — quoted prices in active markets for identical assets or liabilities

Level 2 — quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 — inputs that are unobservable (for example, cash flow modeling inputs based on assumptions)

It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments. (See Note 8).

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

As of August 31, 2012, the Company has not granted any stock options.

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

3. INVESTMENT IN LIFE SETTLEMENT CONTRACTS

The Company purchases life settlement contracts for long-term investment purposes and uses the fair value method to calculate its life settlement portfolio. For those life settlement contracts held as a receivable under reverse repurchase agreement in the prior year, the Company elected to account for them under the investment method upon expiration of the repurchase agreement. The Company purchased these policies under a reverse repurchase agreement as a short-term investment for the purpose of reselling them to other investors.

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

As of August 31, 2012 and August 31, 2011, the Company had the following investments in life settlement contracts:

	Number of Contracts	Estimated Fair Value	Face Value
August 31, 2011	39	$92,708,076	$274,750,633
August 31, 2012	37	$64,667,124	$265,143,373

The following tables represent the remaining life expectancies for each of the first five succeeding years as of August 31, 2012 and August 31, 2011 for life settlement contracts at fair value:

Remaining Life Expectancies as of August 31, 2012

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,658,201
5	2-3 years	71,400,000	29,088,908
2	3-4 years	17,200,000	5,413,865
2	4-5 years	15,500,000	4,319,836
27	Thereafter	151,043,373	20,186,314
		$265,143,373	$64,667,124

Remaining Life Expectancies as of August 31, 2011

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
1	1-2 years	10,000,000	5,885,531
-	2-3 years	-	-
6	3-4 years	74,000,000	36,136,627
2	4-5 years	17,200,000	6,379,423
30	Thereafter	173,550,633	44,306,495
		$274,750,633	$92,708,076

The following table represents the remaining life expectancies for each of the first five succeeding years as of August 31, 2012 for life settlement contracts under the investment method:

Remaining Life Expectancies as of August 31, 2012

Number of Contracts	Life Expectancies	Face Value	Carrying Value
-	0-1 years	$-	$-
-	1-2 years	-	-
-	2-3 years	-	-
-	3-4 years	-	-
3	4-5 years	8,000,000	1,309,745
8	Thereafter	42,500,000	3,024,267
		$50,500,000	$4,334,012

For the years ended August 31, 2012 and 2011, the investments experienced an unrealized loss of $35,329,432 and an unrealized gain of $43,131,633 respectively and the Company paid policy premiums of $9,903,638 and $7,733,497 respectively.

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

The fair value of the life settlement contracts are estimated using present value calculations. The following assumptions were used at August 31, 2012 and 2011:

	August 31, 2012	August 31, 2011
Dataset	VBT ALB Mortality Table	VBT ALB Mortality Table
Expected premium growth	5%	5%
Mortality rates	Standard life expectancy	Standard life expectancy
Discount rate	20%/25%	14%

The discount rate used to calculate the present value of the life settlement contracts was determined based on the following at August 31, 2012:

The Company utilizes actuarial pricing methodologies and software tools that are built and supported by leading independent actuarial service firms such as Milliman USA and Modeling Actuarial Pricing Systems, Inc. (“MAPS”) for calculating expected returns. The MAPS (formerly Milliman) system is the most widely used platform for generating mortality reports. The Company uses life expectancy data from major non-related third-party life expectancy data providers. MAPS uses the life expectancy data and calculates a multiplier to the VBT data to reflect the current state of health of the insured. MAPS generates a report encompassing three individual valuations, two valuations based on two separate life expectancy reports and one valuation based on the weighted average of the two life expectancy values. The Company utilizes the valuation generated from the larger life expectancy value. The next step in the valuation process is determining the appropriate discount rate for the asset type. The discount rate incorporates current information about market interest rates, the credit exposure to the insurance company that issued the life settlement contracts and the Company’s estimate of the risk premium an investor in the policy would require. The Company believes that investors in alternative investments typically target yields averaging between 13 - 16% for investments of more than a 5 year duration. A 16% rate of return over a five year duration is a reasonable target for investments that are highly illiquid, relatively new and more volatile (i.e. life settlement contracts) than standard investments. In recent months, there have been a number of government investigations of several life settlement companies. These investigations, and subsequent Securities and Exchange Commision Inforcement Actions, in one instance, have caused a temporary dislocation in the life settlement market. Liquidity has tightened even further. The current market is still in a state of flux brought on by economic circumstances in Europe (traditionally the largest investors in the life settlement markets). These factors have caused investors in life settlements to demand a higher yield (averaging between 20 – 25%) because of the perceived risk in life settlements. Additionally, in the past 6 months, the Company, in the normal course of business, sold two fair value policies (each with face amounts below $15 million) to another investor, for a discount rate of between 19% and 22%. Additionally, in discussions with investors for potential debt offerings, and in discussions with other investors for potential sales of policies, the discount rate, for policies with face amounts below $15 million, indicated a rate of between 18% and 22%. For policies with face amounts above $15 million, of which there are fewer purchasers present, investors indicated a rate of between 25% and 28%. In light of all of these factors, the Company believes the perceived risk or uncertainty over these assets has changed and therefore the risk premium an investor would require has changed, therefore, in the third quarter ending May 31, 2012, management made a change in accounting estimate and adjusted its discount rate from 16% to 20%, for policies with face amounts below $15 million, and to 25%, for policies with face amounts above $15 million. Additionally, management has elected to report the more conservative of the values generated by the MAPS system, by utilizing the values linked to the longer life expectancy report. Management believes that a more conservative discount rate is appropriate due to the recent sales of policies and in discussions with other investors in the life settlements market.

At August 31, 2011, the discount rate was determined based on the following:

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

The result of applying these assumptions and using Monte Carlo simulations for the years ended August 31, 2012 and 2011 is as follows:

	August 31, 2012	August 31, 2011
Total Pool Benefit	$265,143,373	$274,750,633
Average predicted period until final pool maturity	7.90 yrs	9.03 yrs
Average simulated maturities over age 90	54%	54%
Average age at August 31, 2012	83	82
Average age at maturity	91	91

The assumptions are, by their nature, inherently uncertain and the effect of changes in estimates may be significant. The fair value measurements used in estimating the present value calculations are derived from valuation techniques that include inputs for the asset that are not based on observable market data. The risks associated with the investments in life settlement contracts arise from the unknown remaining life expectancy, a change in credit worthiness of the policy issuer, funds needed to maintain the asset, and changes in the discount rate (See Note 8).

All of the Company’s life settlement contracts were forfeited and transferred to the agent of the Lenders on November 15, 2012.

4. LOANS PAYABLE

On July 31, 2012, the Company entered into a Revolving Credit, Term Loan and Security Agreement (the “Loan and Security Agreement”) with certain parties, which were the holders of, in the aggregate, all of the Company’s Series A and Series B Preferred Stock (the “Lenders”). Platinum Partners Value Arbitrage Fund L.P., one of the Lenders, is serving as Agent for the Lenders. Pursuant to the Loan and Security Agreement, the Lenders agreed to lend to the Company, in the aggregate (i) a maximum of $10,000,000 on a revolving loan basis (the “Revolving Loan”) from the one Lender who agreed to do so, and (ii) $57,150,000 as a term loan (the “Term Loan”). Both the Revolving Loan and the Term Loan (collectively, the “Loans”) were due on October 31, 2012 (the “Maturity Date”), subject to acceleration upon the occurrence of certain specified events of default. The Loans bear interest at the rate of 12.5% per annum due on the Maturity Date. Repayment of the Loans is secured by a security interest in all of the assets of the Company, including all of the life insurance policies owned by the Company as well as all other assets of the Company. As of August 31, 2012, the Company had a term and revolver loan payable balance of $57,150,000 and $2,300,000 respectively. As of August 31, 2012, the Company had interest payable of $626,710 on these loans.

The Company was entitled to request a draw on the Revolving Loan if needed to pay premiums on the life insurance policies owned by the Company and for working capital purposes, subject to certain other conditions being satisfied and the Revolving Loan lender’s agreement to make the advance at that time. Proceeds of any draw down on the Revolving Loan were used to pay such premiums and other applications provided in the Loan and Security Agreement or approved by the Agent.

If the Company cannot arrange for a sale, joint venture or additional financing of the life insurance policies owned by the Company by the Maturity Date, the Company will likely not be able to satisfy the Loans at the Maturity Date. In that event, the Lenders have the right to foreclose on the collateral, including all of the life insurance policies owned by the Company and any beneficial interest the Company may have in other assets, including any ownership interest in any subsidiaries. The Company was unable to satisfy the Loans at the Maturity Date. On November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life insurance policies (and proceeds thereof) currently held by the Company to the Lender or an affiliate of the Lender. As of November 15, 2012, the Company had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281 (the “Term Interest”) in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $5,249,000 (the “Revolving Total”) due under the Revolving Loan. The disposition of all of the Company’s life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. Subsequent to August 31, 2012 and prior to November 15, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000.

The proceeds of the Term Loan were used to purchase all of the Company’s Series A and Series B Preferred Stock.

5. PREFERRED STOCK

The total number of preferred shares authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.00001. These preferred shares have no rights to voting, profit sharing or liquidation.

Of the total preferred shares authorized, pursuant to a Certificate of Designation dated July 22, 2010, 60,000 preferred shares have been designated as Series A 12.5% convertible preferred stock (the “Series A Preferred Stock”), with a par value of $0.00001. Effective April 7, 2011, an additional 25,000 preferred shares have been designated as Series B 12.5% convertible preferred stock (the “Series B Preferred Stock”), with a par value of $0.00001. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock. As a result, each exchanging Series A holder becomes a Series B holder and is entitled to receive an additional 50 Series B warrants exercisable at $4.00 for each share of preferred stock so exchanged. During the year ended August 31, 2012, the Company issued 6,350 (2011 – 41,950) shares of Series A Preferred Stock and issued 0 (2011- 2,850) shares of Series B Preferred Stock. In connection with the issuance of each Series A Preferred Stock, the Company issued 1,000 warrants (500 exercisable at $2.00 per share and 500 exercisable at $4.00 per share of common stock). In connection with the issuance of each share of Series B Preferred Stock, the Company issued 1,050 warrants (500 exercisable at $2.00 per share and 550 exercisable at $4.00 per share of common stock).

The Series A convertible preferred shares were issued at $1,000 per share and each Series A convertible share was convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share subject to standard anti-dilution provisions. The Series A convertible preferred shares were convertible at the election of the holder. The conversion right was effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates is the Conversion Date.

The holders of the shares of Series A Preferred Stock had the right to redeem the Series A Preferred Stock only upon existence of a Redemption Event. A Redemption Event is within control of the Company. A Redemption Event is described as:

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

If the holder redeems the Series A preferred shares, the Company would have been obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by 102%, if the  redemption occurs within  5 years  from the  initial issuance;  (ii) or by 100% if  the redemption occurs after the 5 years. In addition, upon redemption, the Company must pay unpaid dividends through the date of such payment.

Dividends were payable at the rate of 12.5% per annum, in cash or in common stock, at the option of the Company. Dividends were payable semi-annually on the last day of June and December.

The Series A Preferred Stock did not have a maturity or mandatory redemption date, except upon certain limited acts of default. The Series A Preferred Stock had a cash settlement provision upon certain limited acts of default.

The Series B convertible preferred shares were issued at $1,000 per share and each Series B convertible share was convertible into 1,000 shares of common stock at an initial conversion price of $1.00 per share subject to standard anti-dilution provisions,. The Series B convertible preferred shares were convertible at the election of the holder. The conversion right was effective beginning on the earlier of 65 days after the initial issuance of the shares to the holder or the effective date of a registration statement filed by the Company covering the holder’s resale of the conversion shares. The earlier of the two dates is the Conversion Date.

The holders of the shares of Series B Preferred Stock had the right to redeem the Series B Preferred Stock only upon existence of a Redemption Event. A Redemption Event is within control of the Company. A Redemption Event is described as:

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

If the holder redeems the Series B preferred shares, the Company would have been obligated to pay the holder a redemption amount equal to the sum of (i) the stated value of the redeemed shares multiplied by 102%, if the redemption occurs within  5 years  from the  initial issuance;  (ii) or by  100% if  the redemption occurs after the 5 years. In addition, upon redemption, the Company must pay unpaid dividends through the date of such payment.

Dividends were payable at the rate of 12.5% per annum, in cash or in common stock, at the option of the Company. Dividends are payable semi-annually on the last day of June and December.

The Series B Preferred Stock did not have a maturity or mandatory redemption date, except upon certain limited acts of default. The Series B Preferred Stock does have a cash settlement provision upon certain limited acts of default.

On January 18, 2011 the Company paid dividends due on December 31, 2010 with the issuance of 993,921 shares of common stock valued at $2,286,018.

 On August 12, 2011 the Company paid dividends due on June 30, 2011 with the issuance of 2,350,669 shares of common stock valued at $4,372,244.

On July 25, 2012, the Company paid dividends due December 31, 2011with the issuance of 3,201,093 shares of common stock valued at $3,233,104.

On July 25, 2012, the Company paid dividends due June 30, 2012 with the issuance of 3,315,754 shares of common stock valued at $1,160,514.

On July 31, 2012, the Company paid dividends due July 31, 2012 with the issuance of 603,303 shares of common stock valued at $187,024.

During the year ended August 31, 2012, the issuance of the Series A and Series B Preferred Stock with a contractual conversion price of $1.00 resulted in an effective conversion price lower than the fair market value of the Company’s Common Stock at each issuance after allocating the proceeds received to the preferred shares and the detachable warrants included with the preferred shares. Accordingly, pursuant to GAAP, the Company recorded deemed dividends in the aggregate amount of $932,643 attributable to the beneficial conversion feature in connection with the private placement of the 2,500 Series A preferred shares issued in the quarter ending February 29, 2012.

On July 31, 2012, the Company entered into an agreement (the “Preferred Shares Agreement”) with the Lenders, as holders of the Company’s preferred stock, for the Company’s purchase from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represent all of the issued and outstanding shares of preferred stock and which have an aggregate stated value of $57,150,000, for a purchase price of $57,150,000. (The payment will be made by the Company applying all of the proceeds of the Term Loan for such purpose.) As part of the purchase, the Lenders, who also held warrants to purchase 57,592,500 shares of the Company’s stock at exercise prices from $2 and $4 a share, agreed to cancel those warrants.

The Series A Preferred Stock and Series B Preferred Stock held by the Lenders included provisions allowing for the conversion of the preferred shares into shares of Common Stock of the Company. After the purchase of the Series A Preferred Stock and Series B Preferred Stock held by the Lenders, there are no shares of Preferred Stock currently outstanding and all of the warrants held by the Lenders have been canceled.

6. COMMON STOCK AND WARRANTS

A. Effective June 1, 2010, the Company adopted an Equity Incentive Plan (the “Plan”), whereby the Company has reserved for issuance up to 10,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, Employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Incentive Stock Options and Non-Statutory Stock Options may be granted under the Plan. Restricted Stock may also be granted under the Plan. The Company issued on September 7, 2010 850,000 shares of restricted stock which were granted on July 9, 2010 to officers and directors with a grant date fair value of approximately $85,000.

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

During the year ended August 31, 2012 the Company issued 7,120,150 shares of common stock as payment for the 12.5% dividend on the Series A and Series B Preferred Stock. These shares were valued at $4,580,642.

During the year ended August 31, 2012, the Company received 315,148 shares of common stock from the Company’s CEO and former CEO as reimbursement for $44,121 of taxes paid on their behalf. Those shares were returned to the Company’s treasury.

B. During the year ended August 31, 2011, the Company also issued 37,742,500 warrants pursuant to the issuance of 28,450 Series A and 8,850 Series B Preferred Stock.

During the year ended August 31, 2012, the Company also issued 6,350,000 warrants pursuant to the issuance of 6,350 Series A Preferred Stock.

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at September 1, 2010	19,500,000	2.08	5 years

Issued	37,742,500	-

Balance as at August 31, 2011	57,242,500	2.69	4.33 years

Issued	6,350,000

Cancelled	(57,592,500)	-

Balance as at August 31, 2012	6,000,000	0.01	2.75 years

On July 31, 2012, the Company entered into an agreement (the “Preferred Shares Agreement”) with the Lenders, as holders of the Company’s preferred stock, for the Company’s purchase from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represent all of the issued and outstanding shares of preferred stock and which have an aggregate stated value of $57,150,000, for a purchase price of $57,150,000. (The payment will be made by the Company applying all of the proceeds of the Term Loan for such purpose.) As part of the purchase, the Lenders, who also held warrants to purchase 57,592,500 shares of the Company’s stock at exercise prices from $2 and $4 a share, agreed to cancel those warrants.

As of August 31, 2012, there were 6,000,000 warrants outstanding and exercisable with expiration dates commencing June 2015.

Except as set forth, under limited circumstances the warrants do not permit net cash settlement.

7. COMMITMENTS

Life insurance premiums are future payments required to keep the insurance policies, comprising the Company’s investment in life settlement contracts, intact. As of November 15, 2012, the Company is no longer responsible to make future premium payments required to keep the insurance policies intact. The following tables represent the future premium payments required for each of the five years succeeding August 31, 2012.

At August 31, 2012, the premiums to be paid for each of the five succeeding years for investment in life settlement contracts at fair value are as follows:

Year	Amount
2013	$15,796,621
2014	15,685,559
2015	15,685,559
2016	15,685,559
2017	15,685,559
Thereafter	165,026,585

$243,565,442

At August 31, 2012, the premiums to be paid for each of the five succeeding years for investment in life settlement contracts at investment method are as follows:

Year	Amount
2013	$2,776,971
2014	2,776,971
2015	2,776,971
2016	2,776,971
2017	2,776,971
Thereafter	32,006,728

$45,891,583

The Company entered into an office lease agreement for a period of 10 years and 6 months commencing on June 1, 2010. Future annual lease commitments are as follows:

Year	Amount

2013	80,169
2014	100,652
2015	102,917
2016	105,233
2017	108,456
Thereafter	378,266

$875,693

8. FAIR VALUE OF FINANCIAL INSTRUMENTS

The following table provides an analysis of Level 3 financial instruments that are re-measured subsequent to initial recognition at fair value. The Company determined that its investment in life settlements is a Level 3 financial instrument and that it has no Level 1 or Level 2 financial instruments:

Reconciliation of Level 3 fair value measurements of financial assets on a recurring basis using unobservable inputs as of August 31, 2012 and 2011:

Unquoted Life Settlement Contracts:	August 31, 2012	August 31, 2011

Beginning balance	$92,708,076	$12,313,897
Transfers in:
Purchases of life settlement contracts	-	29,791,549
Change in fair value of life settlement contracts	(26,401,160)	53,102,630
Transfers out:
Proceeds from maturity of life settlement contract	(1,639,792)	(2,500,000)

Ending balance	$64,667,124	$92,708,076

The extent to which the fair value could reasonably vary in the near term has been quantified by evaluating the effect of changes in significant underlying assumptions used to estimate the amount. If the discount factors were increased or decreased by 2% while all other variables are held constant, the carrying value of the investment in life settlement policies would be:

	Discount Rate as of August 31, 2012		Discount rate as of August 31, 2011
	+2%	(2%)	+2%	(2%)

Investment in Life Settlement Contracts	$71,374,173	$62,434,702	$85,215,603	$101,271,273

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

9. INCOME TAXES

Income tax expense consists of the following components at August 31, 2012 and 2011:

	2012	2011
Current tax expense	$-	$-
Deferred tax expense (benefit)	(16,640,912)	19,546,602
Total income tax expense (benefit)	$(16,640,912)	$19,546,602

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the years ended August 31, 2012 and 2011, as a result of the following:

	2012	2011
United States statutory rate	(35)%	35%
State income taxes	(10)%	10%
Increase in valuation allowance and other	2%	1%
Combined effective tax rate	(43)%	46%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	August 31, 2012	August 31, 2011
Deferred tax assets:
Equipment	$6,648	$2,579
Provider fees	51,750	-
Premiums paid	8,355,876	3,599,077
Capitalized interest expense	10,911	-
Deferred rent	22,201	-
Stock issuances to officers, directors and consultant	103,950	358,007
Start-up expenses	64,689	-
Net operating loss carryforward	1,096,256	-
Gross deferred tax assets	9,712,281	3,959,663
Valuation allowance	(438,254)	-
Net deferred tax assets	9,274,027	3,959,663

Deferred tax liabilities:
Prepaid insurance	(6,836)	-
Unrealized gains on life settlement contracts	(13,510,235)	(25,030,823)
Net deferred tax liabilities	(13,517,071)	(25,030,823)

Total deferred tax liabilities, net	$(4,243,044)	$(21,071,160)

Summary of net deferred tax liabilities:
Current	$-	$-
Non-current	4,243,044	21,071,160
Total deferred tax liabilities, net	$4,243,044	$21,071,160

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

As of August 31, 2012 and 2011, the Company had approximately $1,096,256 and $0 of federal and state net operating losses (“NOL”), respectively, available for income tax purposes that may be carried forward to offset future taxable income, if any. The federal carryforwards expire in fiscal year ending August 31, 2015. The Company recorded a valuation allowance of $438,254 against its deferred tax asset resulting from its NOL since management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years.

As of August 31, 2012, the Company has filed income tax returns through the fiscal 2010 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2011 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the years ended August 31, 2012 and 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

10. SUBSEQUENT EVENTS

Subsequent to August 31, 2012, a life settlement contract held at fair value of $5,658,201 matured resulting in cash proceeds of $10,000,000 and a realized gain of $4,341,799.

The Company granted 100,000 Non Qualified Stock Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to a director.

As discussed in Note 4, effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life insurance policies currently held by the Company to the Lender or an affiliate of the Lender. On that date, life settlement contracts with a total value of $65,588,584 were forfeited to the Lender as satisfaction of the outstanding loans balance of $57,150,000 resulting in a loss on extinguishment of debt of $8,438,584. As of November 15, 2012, the Company had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281 (the “Term Interest”) in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $5,249,000 (the “Revolving Total”) due under the Revolving Loan. The disposition of all of the Company’s life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. Subsequent to August 31, 2012 and prior to November 15, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

11. UNAUDITED PROFORMA FINANCIAL INFORMATION

The following unaudited pro forma consolidated balance sheet has been presented to reflect the forfeiture of all of the Company’s life settlement contracts as satisfaction of the Term Loan on November 15, 2012, as discussed in Note 4.

The Unaudited Pro Forma Consolidated Balance Sheet as of August 31, 2012 is based on the Company’s historical balance sheet at that date, and gives effect to the loan satisfaction transaction as if it had occurred on August 31, 2012.

The Unaudited Pro Forma Consolidated Balance Sheet includes specific assumptions and adjustments related to the satisfaction of the Term Loan. The adjustments are based upon presently available information and assumptions that management believes are reasonable under the circumstances as of the date of this filing. Accordingly, the actual effect of the loan satisfaction could differ significantly from the pro forma adjustments presented herein.

The Unaudited Pro Forma Consolidated Balance Sheet is presented for informational purposes only. It is not intended to represent or be indicative of the consolidated financial position that would have occurred had the loan satisfaction been completed as of August 31, 2012, nor is it intended to be indicative of future results of operations or financial position.

August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$233,050
Investment in life settlement contracts at investment method	-
Prepaid expenses	15,192
Total current assets	248,242
Equipment, net	66,129
Security deposit	56,688
Investment in life settlement contracts at fair value	-
Deferred income taxes	911,314
TOTAL ASSETS	$1,282,373
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$441,297
Interest payable	626,710
Loan payable	2,300,000
Total current liabilities	3,368,007
Deferred rent	49,335
TOTAL LIABILITIES	3,417,342

STOCKHOLDERS’ EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2011 - 41,950 issued and outstanding)	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2011 – 8,850 issued and outstanding)	-
Common stock ($0.00001 par value; 500,000,000 authorized; 92,544,747 issued and 92,229,599 outstanding) (August 31, 2011 - 85,424,597 issued and outstanding)	925
Additional paid in capital	51,486,890
Treasury stock, at cost (315,148 shares of common stock) (August 31, 2011- No shares of common stock)	(44,121)
Accumulated deficit	(53,578,663)
Total Stockholders' Deficit	(2,134,969)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,282,373

