Form 10-K/A
period 2012-08-31
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2013-01-04
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K/A

Amendment No. 1 to Form 10-K

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

Common Stock, 0.00001 Par Value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

Explanatory Note –

The purpose of this Amendment No. 1 to Absolute Life Solutions, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission on January 3, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-K.  This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-K.

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

*           These exhibits were previously included or incorporated by reference in Absolute Life Solutions, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2012, filed with the Securities and Exchange Commission on January 3, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

ABSOLUTE LIFE SOLUTIONS, INC.

January 4, 2013	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	January 4, 2013