Form 10-Q
period 2012-11-30
ABSOLUTE LIFE SOLUTIONS, INC.
filed 2013-01-22
CIK 1421538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2012

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

Yes ☒ No ☐     .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐     .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ . (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒     .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 92,229,599 shares of common stock as of January 14, 2013.

ABSOLUTE LIFE SOLUTIONS, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2012

Item 1. Financial Statements

The following unaudited interim financial statements of Absolute Life Solutions, Inc. and its Subsidiary (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at November 30, 2012 (unaudited) and August 31, 2012	4

Condensed Consolidated Statements of Operations for the three months ended November 30, 2012 and 2011 and the period from November 15, 2012 to November 30, 2012 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2012 and 2011 and the period from November 15, 2012 to November 30, 2012 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30, 2012 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$502,298	$4,885
Prepaid expenses	19,533	15,192
Current assets of discontinued operations	9,647,608	4,562,177
Total current assets	10,169,439	4,582,254
Equipment, net	60,141	66,129
Security deposit	56,688	56,688
Deferred income taxes	27,783	-
Noncurrent assets of discontinued operations	145,781	64,667,124
TOTAL ASSETS	$10,459,832	$69,372,195
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$417,989	$441,297
Current liabilities of discontinued operations	10,100,009	60,076,710
Total current liabilities	10,517,998	60,518,007
Deferred rent	66,498	49,335
Long-term liabilities of discontinued operations	-	4,243,044
TOTAL LIABILITES	10,584,496	64,810,386

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2012 – No Series A issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2012 – No Series B issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 92,544,747 issued and 92,229,599 outstanding) (August 31, 2012 - 92,544,747 issued and 92,229,599 outstanding)	925	925
Additional paid in capital	51,488,598	51,486,890
Treasury stock, at cost (315,148 shares of common stock) (August 31, 2012- 315,148 shares of common stock)	(44,121)	(44,121)
Accumulated deficit	(51,570,066)	(46,881,885)
Total Stockholders' (Deficit) Equity	(124,664)	4,561,809
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$10,459,832	$69,372,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended November 30, 2012	Three months ended November 30, 2011	From November 15, 2012 to November 30, 2012

Sales, general and administrative expenses	$(260,670)	$-	$(81,391)

Loss from continuing operations before income tax	(260,670)	-	(81,391)
Income tax provision	(162,869)	-	(50,854)
Loss from continuing operations	(423,539)	-	(132,245)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months ended November 30, 2012), net of tax	(4,264,642)	(4,388,393)	-

Net loss	$(4,688,181)	$(4,388,393)	$(132,245)

Basic and diluted loss per common share
Continuing operations	$(0.01)	$-
Discontinued operations	(0.04)	(0.05)
Net loss per common share	$(0.05)	$(0.05)

Basic weighted average shares outstanding	98,229,599	91,424,597
Diluted weighted average shares outstanding	98,229,599	91,424,597

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended November 30, 2012	Three months ended November 30, 2011	From November 15, 2012 to November 30, 2012

OPERATING ACTIVITIES
Net loss	$(4,688,181)	$(4,388,393)	$(132,245)
Loss from discontinued operations	4,264,642	4,388,393	-
Adjustments to reconcile net income (loss) to net cash (used in) provided by operations

Stock-based compensation	1,708	-	1,708

Depreciation	5,988	5,988	998
Deferred rent	17,163	1,927	2,860
Deferred income taxes	162,869	-	50,854

Changes in operating assets and liabilities
Prepaid expenses	(4,341)	15,569	(991)
Accounts payable and accrued expenses	(23,308)	54,856	66,120

Net cash (used in) provided by operating activities- continuing operations	(263,460)	78,340	(10,696)
Net cash (used in) provided by operating activities- discontinued operations	(3,360,799)	(1,489,337)	9,153,085
Net cash (used in) provided by operating activities	(3,624,259)	(1,410,997)	9,142,389

INVESTING ACTIVITIES

Net cash provided by investing activities- continuing operations	-	-	-
Net cash provided by investing activities- discontinued operations	9,756,718	542,634	-
Net cash provided by investing activities	9,756,718	542,634	-

FINANCING ACTIVITIES

Net cash provided by financing activities- continuing operations	-	-	-
Net cash provided by financing activities- discontinued operations	3,671,000	-	836,000
Net cash provided by financing activities	3,671,000	-	836,000

Change in cash and cash equivalents	9,803,459	(868,363)	9,978,389

Cash and cash equivalents, beginning	233,050	1,917,896	58,120

Cash and cash equivalents, ending	10,036,509	1,049,533	10,036,509
Less cash and cash equivalents of discontinued operations, ending	9,534,211	1,049,533	9,534,211

Cash and cash equivalents of continuing operations, ending	$502,298	$-	$502,298

The accompanying notes are an integral part of these condensed consolidated financial statements.

ABSOLUTE LIFE SOLUTIONS INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

November 30, 2012

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

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR or “Infinity”) which is actively engaged in the development of software applications which will utilize Augmented Reality. Through IAR, the Company intends to develop a comprehensive augmented reality platform for consumers. IAR’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. As a result of the foregoing, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company is currently classified as a development stage company. As of November 30, 2012, all of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they come due. If additional cash is needed, the Company intends to finance the future capital required for continued operations from a combination of debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s augmented reality software applications, may not be sufficient to meet cash flow requirements. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited condensed consolidated financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 30, 2012 and 2011 and for the three months then ended have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of November 30, 2012, Statements of Operations for the three months ended November 30, 2012 and 2011, and Statements of Cash Flows for the three months ended November 30, 2012 and 2011, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended November 30, 2012 are not necessarily indicative of results to be expected for the year ending August 31, 2013 or for any future interim period. In addition, the balance sheet data at August 31, 2012 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 3, 2013.

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

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having limited operating revenues during the period from November 15, 2012 (“Inception”) to November 30, 2012, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that revenues are generated. The Company had operating expenses of $179,279 and $143,753 respectively for the period from September 1, 2012 to November 15, 2012 and the period from June 1, 2012 to August 31, 2012 respectively, relating to its augmented reality business.

Cash and Cash Equivalents

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Reclassifications

During the three months ended November 30, 2012, the Company disposed of all its life settlement contracts. As of November 30, 2012, all of the operations related to the life settlements business, as well as any resulting gain or loss recognized from the disposal, have been reported as discontinued operations in the condensed consolidated financial statements. The Company has also reported the prior period operations related to this business as discontinued operations retrospectively for all periods presented. Additionally, the assets and liabilities related to the life settlements business have been classified as discontinued operations in the consolidated balance sheets for all periods presented. See Note 3 - Discontinued Operations for more information.

Financial Instruments

The fair value of certain of the Company's financial instruments, consisting of cash, accounts payable and accrued expenses are estimated to be equal to their carrying value due to the short-term nature of these instruments. It is management's opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

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

Software Development Costs

The Company applies the principles of ASC 985-20, Software- Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. The Company has expensed all software development costs when incurred since they have not reached technological feasibility.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. There are no other potential common shares at November 30, 2012. As of November 30, 2011, there were 25,400,000 and 25,842,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 50,800,000 Series A and Series B preferred shares, convertible into 50,800,000 common shares that were not included in diluted earnings per share since their effect would have been anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with ASC 718, Compensation - Stock Compensation. The Company accounts for stock based compensation arrangements using a fair value method and records such expense on a straight-line basis over the estimated life of the instrument.

Recent Accounting Pronouncements

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

3. DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. As of November 30, 2012, all of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of November 30, 2012. We have presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months ended November 30, 2012 and 2011 are as follows:

	Three months ended November 30, 2012	Three months ended November 30, 2011
Sales, general and administrative expenses	$(129,200)	$(375,143)
Other income (expense)
Realized gain on life settlement contracts held under investment method	-	319,843
Realized loss on extinguishment of debt	(8,438,584)	-
Change in fair value of life settlement contracts net of premiums paid	2,055,438	(7,879,926)
Interest expense	(1,610,571)	-
Loss from discontinued operations before income tax	(8,122,917)	(7,935,226)
Income tax benefit	3,858,275	3,546,833
Net loss from discontinued operations	$(4,264,642)	$(4,388,393)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed consolidated balance sheets consist of the following:

	November 30, 2012 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$9,534,211	$228,165
Accounts receivable	113,397	-
Investment in life settlement contracts at investment method	-	4,334,012
Total current assets of discontinued operations	9,647,608	4,562,177

Investment in life settlement contracts at fair value	-	64,667,124
Deferred income taxes	145,781	-
Total noncurrent assets of discontinued operations	$145,781	$64,667,124

LIABILITIES
Current Liabilities
Interest payable	$2,237,281	$626,710
Loans payable	5,971,000	59,450,000
Other payables	1,170,526	-
Income and other taxes payable	721,202	-
Total current liabilities of discontinued operations	10,100,109	60,076,710

Deferred income taxes	-	4,243,044
Total long-term liabilities of discontinued operations	$-	$4,243,044

As of November 30, 2012, the Company had aggregate outstanding obligations of $9,378,807 in discontinued operations, including (i) interest on Term Loan of $2,123,281 (the “Term Interest”), (ii) $5,971,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $6,085,000 (the “Revolving Total”) due under the Revolving Loan and (iii) $1,170,526 premiums payable on behalf of ALS Capital Ventures LLC (the “Premiums Payable”). During the three months ended November 30, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of which are included in cash and cash equivalents at November 30, 2012. Subsequent to November 30, 2012, these proceeds were used to satisfy the Term Interest of $2,123,281, the Revolving Total of $6,085,000 and the Premiums Payable of $1,170,526.

As of November 30, 2012, income tax payable of $721,202 is a result of $650,000 of taxes on realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts and other miscellaneous taxes of $71,202.

4. PREFERRED STOCK

As of November 30, 2012, there are no outstanding Series A Preferred Stock or Series B Preferred Stock.

5. COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

The Company did not issue additional common stock during the quarter ended November 30, 2012.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2012
Issued	6,000,000	0.01	2.75 years
Additions as of November 30, 2012
Issued	-	-

Balance as at November 30, 2012	6,000,000	0.01	2.50 years

As of November 30, 2012, there were 6,000,000 warrants outstanding and exercisable with expiration dates commencing June 2015.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock Options

During the three months ended November 30, 2012, the Company granted 100,000 Non Qualified Stock Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to a director. For the three months ended November 30, 2012, the compensation expense of these options was $1,708 and is included in the Condensed Consolidated Statement of Operations.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. The Company expects future volatility to approximate historical volatility. The following weighted average assumptions were used for estimating the fair value of options granted during the three months ended November 30, 2012 :

	2012	2011
iRisk-free interest rate	0.85%	-
Expected life	5 years	-
Volatility	85%	-
Dividend yield	0%	-

6. INCOME TAXES

Income tax expense consists of the following components at November 30, 2012 and 2011:

	2012	2011
Current tax expense	$-	$-
Deferred tax expense	162,869	-
Total income tax expense	$162,869	$-

The Company calculates its interim tax provision in accordance with the provisions of ASC 740-270, Income Taxes; Interim Reporting. For interim periods, the Company estimates its annual effective income tax rate and applies the estimated rate to the year-to-date income or loss before income taxes. The Company also computes the tax provision or benefit related to items reported separately and recognizes the items net of their related tax effect in the interim periods in which they occur. The Company also recognizes the effect of changes in enacted tax laws or rates in the interim periods in which the changes occur.

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 62% is primarily attributable to the affect of state and local taxes and an increase in the valuation allowance pursuant to the Company currently in the development stage.

As of November 30, 2012, the Company has filed income tax returns through the fiscal 2011 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2008 – August 31, 2012 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the three months ended November 30, 2012 and 2011. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

7. SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“ SEC ”), including our Annual Report on Form 10-K for the year ended August 31, 2012 (“ Fiscal 2012 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Overview

During the year ended August 31, 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR or “Infinity”) which is actively engaged in the development of software applications which will utilize Augmented Reality. Through IAR, we intend to develop a comprehensive augmented reality platform for consumers. IAR’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Results of Operations

Our results of operations for the three months ended November 30, 2012, consisted of consisted of operating and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months ended November 30, 2012 compared to three months ended November 30, 2011

ABSOLUTE LIFE SOLUTIONS, INC.

	Three months ended November 30, 2012	Three months ended November 30, 2011

Sales, general and administrative expenses	$(260,670)	$-

Loss from continuing operations before income tax	(260,670)	-
Income tax provision	(162,869)	-
Income from continuing operations	(423,539)	-
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months ended November 30, 2012), net of tax	(4,264,642)	(4,388,393)
Net loss	$(4,688,181)	$(4,388,393)

Expenses: Operating and administrative expenses increased from $0 for the three months ended November 30, 2011 to $260,670 for the three months ended November 30, 2012. Operating expenses were primarily related to consulting fees incurred for development of augmented reality applications. All of the operating and administrative expenses from the prior period related to our life settlements business and were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Other Income (Loss): We are currently a development stage company and have generated no income in the current period. All of the income (loss) from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Income Tax: Income tax expense increased from $0 for the three months ended November 30, 2011 to $162,869 for the three months ended November 30, 2012. The increase is primarily attributable to an increase in the valuation allowance pursuant to the Company currently in the development stage. Income tax benefit from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Net Income (Loss): We reported a net loss of $4,688,181 for the three months ended November 30, 2012 compared to a net loss of $4,388,393 for the three months ended November 30, 2011. The increase of approximately $300,000 from the prior period is primarily attributable to an increase of approximately $260,000 in general and administrative expenses and an increase of approximately $163,000 in income tax expense offset by a decrease of approximately $123,000 loss from discontinued operations. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended November 30, 2012 was $3,624,259. Net cash provided by investing activities was $9,756,718 arising from proceeds received from discontinued operations. Net cash provided by financing activities was $3,671,000 arising from proceeds received from discontinued operations. This resulted in an increase in cash of $9,803,459. Approximately $9,300,000 of that increase relates to cash and cash equivalents from discontinued operations, the remaining increase of $502,298 relates to cash and cash equivalents of continuing operations.

Working Capital and Capital Availability: As of November 30, 2012, we had negative working capital of $348,559 consisting of working capital of $103,842 from continuing operations and negative working capital of $452,401 from discontinued operations. We currently have approximately $400,000 cash on hand which will sustain our operations for approximately five months. We expect to raise additional funds to continue our augmented reality operations through debt or subsequent equity offerings. Such issuance may dilute the interest of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for Infinity for the next twelve months.

Going Concern Qualification

The Company will require additional funds to finance its new augmented reality operations. Effective November 15, 2012, we are a development stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern. However, there can be no assurance that the Company can successfully implement its business plan, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

We apply the principles of ASC 985-20, Software- Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. We have adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until we have produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. We have expensed all software development costs when incurred since they have not reached technological feasibility.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended November 30, 2012.

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

Outlook

Our wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR or “Infinity”) is actively enagaged in the development of software applications which will utilize Augmented Reality. IAR is finalizing specifications for Infinity’s applications and engaged a third party to prepare the necessary programs and related intellectual property. We believe our Company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We carry no operational debt and do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector. We believe this is due to the fact that augmented reality is one of the technologies of the future.

Our operating strategy is to increase cash flows generated from operations by increasing revenues while controlling operating and administrative expenses. We believe that domestic and international demand for augmented reality products will continue to grow as the industry continues to mature.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2012, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

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

ABSOLUTE LIFE SOLUTIONS, INC.

January 21, 2013	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	January 21, 2013

