Form 10-Q
period 2013-02-28
Infinity Augmented Reality, Inc.
filed 2013-04-22
CIK 1421538

UNITED STATES

 SECURITIES AND EXCHANGE COMMISSION

 Washington, D.C. 20549

FORM 10-Q

  ☒ .   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

 ☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53446

INFINITY AUGMENTED REALITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

45 Broadway, 6th Floor New York, New York	10006
(Address of principal executive offices)	(Zip Code)

(212) 201-4070
(Registrant's telephone number, including area code)

ABSOLUTE LIFE SOLUTIONS, INC

(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒ . No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes   ☒  . No ☐.

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

Yes ☐. No   ☒ .

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 92,189,279 shares of common stock as of April 14, 2013.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC.)

(A Development Stage Company)

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2013

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc. and its Subsidiary) (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at February 28, 2013 (unaudited) and August 31, 2012	4

Condensed Consolidated Statements of Operations for the three months and six months ended February 28, 2013 and February 29, 2012 and the period from November 15, 2012 to February 28, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012 and the period from November 15, 2012 to February 28, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2013 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$195,947	$4,885
Prepaid expenses	8,119	15,192
Current assets of discontinued operations	-	4,562,177
Total current assets	204,066	4,582,254
Equipment, net	54,152	66,129
Security deposit	56,688	56,688
Noncurrent assets of discontinued operations	145,781	64,667,124
TOTAL ASSETS	$460,687	69,372,195
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$449,872	$441,297
Current liabilities of discontinued operations	775,000	60,076,710
Total current liabilities	1,224,872	60,518,007
Deferred rent	67,905	49,335
Long-term liabilities of discontinued operations	-	4,243,044
TOTAL LIABILITES	1,292,777	64,810,386

STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized; of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2012 – No Series A issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2012 – No Series B issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 92,544,747 issued and 92,189,279 outstanding) (August 31, 2012 - 92,544,747 issued and 92,229,599 outstanding)	925	925
Additional paid in capital	51,490,401	51,486,890
Treasury stock, at cost (355,468 shares of common stock) (August 31, 2012- 315,148 shares of common stock)	(49,766)	(44,121)
Accumulated deficit	(52,273,650)	(46,881,885)
Total Stockholders' (Deficit) Equity	(832,090)	4,561,809
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$460,687	$69,372,195

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended February 28, 2013	Three months ended February 29, 2012	Six months ended February 28, 2013	Six months ended February 29, 2012	From November 15, 2012 to February 28, 2013

Sales, general and administrative expenses	$(622,003)	$-	$(882,673)	$-	$(703,394)

Loss from continuing operations before income tax	(622,003)	-	(882,673)	-	(703,394)
Income tax provision	(27,783)	-	(190,652)	-	(78,637)
Loss from continuing operations	(649,786)	-	(1,073,325)	-	(782,031)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months and six months ended February 28, 2013), net of tax	(53,798)	(1,586,283)	(4,318,440)	(5,974,676)	-
Net loss	(703,584)	(1,586,283)	(5,391,765)	(5,974,676)	(782,031)
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(932,643)	-	(932,643)	-
Dividend on Convertible Preferred Stock	-	(3,233,104)	-	(3,233,104)	-
Net loss applicable to common shareholders	$(703,584)	$(5,752,030)	$(5,391,765)	$(10,140,423)	$(782,031)

Basic and diluted loss per common share

Continuing operations	$(0.01)	$-	$(0.01)	$-
Discontinued operations	-	(0.06)	(0.04)	(0.11)
Net loss per common share	$(0.01)	$(0.06)	$(0.05)	$(0.11)

Basic weighted average shares outstanding	98,226,463	93,500,031	98,228,040	92,462,314
Diluted weighted average shares outstanding	98,226,463	93,500,031	98,228,040	92,462,314

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

UNAUDITED

	Six months ended February 28, 2013	Six months ended February 29, 2012	From November 15, 2012 to February 28, 2013
OPERATING ACTIVITIES
Net loss	$(5,391,765)	$(5,974,676)	$(782,031)
Loss from discontinued operations	4,318,440	5,974,676	-
Adjustments to reconcile net loss to net cash (used in) provided by operations
Stock-based compensation	3,511	-	3,511
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	(5,645)	-	(5,645)
Depreciation	11,977	11,976	6,987
Deferred rent	18,570	3,854	4,267
Deferred income taxes	190,652	-	78,637

Changes in operating assets and liabilities
Prepaid expenses	7,073	20,629	10,423
Accounts payable and accrued expenses	8,575	147,891	98,003

Net cash (used in) provided by operating activities- continuing operations	(838,612)	184,350	(585,848)
Net cash (used in) provided by operating activities- discontinued operations	(6,655,209)	(3,792,462)	5,858,675
Net cash (used in) provided by operating activities	(7,493,821)	(3,608,112)	5,272,827

INVESTING ACTIVITIES

Net cash provided by investing activities- continuing operations	-	-	-
Net cash provided by investing activities- discontinued operations	9,756,718	1,243,886	-
Net cash provided by investing activities	9,756,718	1,243,886	-

FINANCING ACTIVITIES

Net cash provided by financing activities- continuing operations	-	-	-
Net cash (used in) provided by financing activities- discontinued operations	(2,300,000)	2,500,000	(5,135,000)
Net cash (used in) provided by financing activities	(2,300,000)	2,500,000	(5,135,000)
Change in cash and cash equivalents	(37,103)	135,774	137,827
Cash and cash equivalents, beginning	233,050	1,917,896	58,120
Cash and cash equivalents, ending	195,947	2,053,670	195,947
Less cash and cash equivalents of discontinued operations, ending	-	2,053,670	-
Cash and cash equivalents of continuing operations, ending	$195,947	$-	$195,947

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

February 28, 2013

1. NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc.) (the “Company” or “IAR” or “Infinity”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006 and was in the business of the acquisition and exploration of mineral resources.

On May 21, 2010, the Company changed its name from Shimmer Gold, Inc. to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes.

Effective November 15, 2012, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company is currently classified as a development stage company. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. As discussed in Note 3, the prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR Subsidiary”) and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. The Company is actively engaged in the development of software applications which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for consumers. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of February 28, 2013 and February 29, 2012 and for the three months and six months then ended and for the period from November 15, 2012 to February 28, 2013 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of February 28, 2013, Statements of Operations for the three months and six months ended February 28, 2013 and February 29, 2012 and for the period from November 15, 2012 to February 28, 2013, and Statements of Cash Flows for the six months ended February 28, 2013 and February 29, 2012 and for the period from November 15, 2012 to February 28, 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and six months ended February 28, 2013 and for the period from November 15, 2012 to February 28, 2013 are not necessarily indicative of results to be expected for the year ending August 31, 2013 or for any future interim period. In addition, the balance sheet data at August 31, 2012 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 3, 2013.

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

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having no operating revenues during the period from November 15, 2012 (“Inception”) to February 28, 2013, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that revenues are generated. From November 15, 2012 through February 28, 2013, all operating expenses of the Company related to its augmented reality business and is included in the Condensed Consolidated Statements of Operations. The Company had operating expenses of $179,279 and $143,753 respectively for the period from September 1, 2012 to November 15, 2012 and the period from June 1, 2012 to August 31, 2012 respectively, relating to its augmented reality business.

Cash and Cash Equivalents

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Reclassifications

During the six months ended February 28, 2013, the Company disposed of all its life settlement contracts. As of February 28, 2013, all of the operations related to the life settlement business, as well as any resulting gain or loss recognized from the disposal, have been reported as discontinued operations in the condensed consolidated financial statements. The Company has also reported the prior period operations related to this business as discontinued operations retrospectively for all periods presented. Additionally, the assets and liabilities related to the life settlements business have been classified as discontinued operations in the consolidated balance sheets for all periods presented. See Note 3 - Discontinued Operations for more information.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. There are no other potential common shares at February 28, 2013. For the three months and six months ended February 29, 2012, 26,650,000 and 27,092,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 53,300 Series A and Series B preferred shares, convertible into 53,300,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

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

3. DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of February 28, 2013. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months and six months ended February 28, 2013 and February 29, 2012 are as follows:

	Three months ended February 28, 2013	Three months ended February 29, 2012	Six months ended February 28, 2013	Six months ended February 29, 2012

Sales, general and administrative expenses	$(75,000)	$(509,630)	$(204,200)	$(884,773)

Other income (expense)
Realized gain on life settlement contracts held under investment method	-	-	-	319,843
Realized loss on extinguishment of debt	-	-	(8,438,584)	-
Change in fair value of life settlement contracts net of premiums paid	-	(1,349,234)	2,055,438	(9,229,160)
Interest expense	-	-	(1,610,571)	-
Loss from discontinued operations before income tax	(75,000)	(1,858,864)	(8,197,917)	(9,794,090)
Income tax benefit	21,202	272,581	3,879,477	3,819,414
Net loss from discontinued operations	$(53,798)	$(1,586,283)	$(4,318,440)	$(5,974,676)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed consolidated balance sheets consist of the following:

	February 28, 2013 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$-	$228,165
Investment in life settlement contracts at investment method	-	4,334,012
Total current assets of discontinued operations	-	4,562,177

Investment in life settlement contracts at fair value	-	64,667,124
Deferred income taxes	145,781	-
Total noncurrent assets of discontinued operations	$145,781	$64,667,124

LIABILITIES
Current Liabilities

Interest payable	$-	$626,710
Loans payable	-	59,450,000
Income and other taxes payable	775,000	-
Total current liabilities of discontinued operations	775,000	60,076,710

Deferred income taxes	-	4,243,044
Total long-term liabilities of discontinued operations	$-	$4,243,044

During the six months ended February 28, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, these proceeds were used to satisfy the Company’s outstanding obligations of $9,378,807 in discontinued operations, including (i) interest on Term Loan of $2,123,281, (ii) $5,971,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $6,085,000 due under the Revolving Loan and (iii) $1,170,526 premiums payable on behalf of ALS Capital Ventures LLC.

As of February 28, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $775,000, which includes $75,000 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

4. PREFERRED STOCK

As of February 28, 2013, there are no outstanding Series A Preferred Stock or Series B Preferred Stock.

5. COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

The Company did not issue additional common stock during the quarter ended February 28, 2013.

During the quarter ended February 28, 2013, the Company received 40,320 shares of common stock from the Company’s CFO as reimbursement for $5,645 of taxes paid on their behalf. Those shares were returned to the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2012
Issued	6,000,000	0.01	2.75 years
Additions as of February 28, 2013
Issued	-	-

Balance as at February 28, 2013	6,000,000	0.01	2.25 years

As of February 28, 2013, there were 6,000,000 warrants outstanding and exercisable with expiration dates commencing June 2015.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock Options

During the six months ended February 28, 2013, the Company granted 100,000 Non Qualified Stock Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to a director. For the six months ended February 28, 2013, the compensation expense of these options was $3,511 and is included in the Condensed Consolidated Statements of Operations.

Valuation Assumptions

The Company uses the Black-Scholes option pricing model to estimate the fair value of stock option awards or related modifications. The Black-Scholes model requires the use of subjective and complex assumptions including the option's expected life and the underlying stock price volatility. The Company expects future volatility to approximate historical volatility of similar companies. The following weighted average assumptions were used for estimating the fair value of options granted during the six months ended February 28, 2013:

	2013	2012

Risk-free interest rate	0.77%	-
Expected life	5 years	-
Volatility	83%	-
Dividend yield	0%	-

6. INCOME TAXES

Income tax expense (benefit) consists of the following components at February 28, 2013 and February 29, 2012:

	2013	2012
Current tax expense	$-	$19,426
Deferred tax expense (benefit)	190,652	(3,838,840)
Total income tax expense (benefit)	$190,652	$(3,819,414)

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The Company is in the development stage and has no saleable product and no income, therefore all operating expenses are capitalized for tax purposes. The difference between the statutory rate of 35% and the effective rate of 22% is primarily attributable to the increase in valuation allowance.

As of February 28, 2013, the Company has filed income tax returns through the fiscal 2011 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2008 – August 31, 2012 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There was $75,000 accrued for penalties and interest during the three months and six months ended February 28, 2013. There was no significant amounts accrued for penalties or interest during the three months and six months ended February 29, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

7. SUBSEQUENT EVENTS

Subsequent to February 28, 2013, the Board of Directors of the Company, through unanimous written consent, resolved to adopt the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company may issue up to 30,000,000 shares or options to purchase shares of the Company’s Common Stock to employees, officers, directors, consultants and advisors of the Company.

On March 4, 2013, the Company entered into separate agreements with five independent consultants, pursuant to which each of the respective consultants agreed to provide augmented reality consulting services for the Company’s augmented reality activities. In consideration of the consulting services, the Company granted these consultants a total of 22,600,000 Non Qualified Stock Options (the “Options”), of which 8,050,000 Options were issued under the 2010 Equity Incentive Plan (the “2010 Plan”) and 14,550,000 Options were issued under the 2013 Plan. The Options have an exercise price of $0.10, vesting on March 4, 2013 and expiring on March 5, 2018. The fair value of these Options at grant date was $4,497,400.

On March 6, 2013, the Company granted an officer a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which Options vest on March 6, 2013 and expire on March 7, 2018. The fair value of these Options at grant date was $28,290.

On March 6, 2013, the Company entered into an At-Will Employment Agreement with Helen Papagiannis pursuant to which she will serve as the Chief Innovation Officer of the Company. Ms. Papagiannis will receive an annual base compensation of $200,000. Additionally, Ms. Papagiannis was granted 500,000 Options under the Company’s 2010 Plan, with an exercise price of $0.25. 100,000 of such Options vest on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire 5 years from each vesting date. The fair value of these Options at grant date was $66,000.

On March 25, 2013, the Company received a short-term loan from a shareholder of $200,000 at a rate of 8% per annum with a maturity date ending on or before May 31, 2013.

On April 17, 2013 a majority of the Board of Directors of the Company, resolved that the Company enter into the financing transaction contemplated by a Securities Purchase Agreement.

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

Overview

During the year ended August 31, 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR Subsidiary”) which was actively engaged in the development of software applications which will utilize augmented reality.

On February 26, 2013, the Company memorialized its understandings regarding prior and future activities with Infinity Advanced Technologies LTD (“IATL”), a company organized under the laws of the State of Israel which is developing applications for the Company’s augmented reality activities. In consideration of the services provided, IATL shall be entitled to receive a monthly base fee of $53,000. Additional charges may be incurred upon prior approval of the Company.

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are currently actively engaged in the development of software applications which will utilize Augmented Reality. We intend to develop a comprehensive augmented reality platform for consumers. Our objective is to establish ourself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Augmented reality requires an interface, such as digitally-enhanced eyewear, that can instantaneously overlay virtual images and video on top of what is actually experienced. Companies like Google and Lumus are in the process of developing augmented reality glasses that will change the way users see and interact with the world. IAR will utilize their augmented reality applications through these glasses and/or through other mobile devices such as smart phones. As the individual turns his or her head in various directions and looks at different people or objects through the eyewear, the sights that are overlaid change accordingly. The eyewear incorporates speakers that add virtual sounds to the overall experience, as well as microphones that capture and interpret the user’s spoken commands through speech recognition technology in order to summon desired information and actions.

Results of Operations

Our results of operations for the three months and six months ended February 28, 2013, consisted of operating and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months and six months ended February 28, 2013 compared to three months and six months ended February 29, 2012

ABSOLUTE LIFE SOLUTIONS, INC.

	Three months ended February 28, 2013	Three months ended February 29, 2012	Six months ended February 28, 2013	Six months ended February 29, 2012

Sales, general and administrative expenses	$(622,003)	$-	$(882,673)	$-

Loss from continuing operations before income tax	(622,003)	-	(882,673)	-
Income tax provision	(27,783)	-	(190,652)	-
Loss from continuing operations	(649,786)	-	(1,073,325)	-
Loss from discontinued operations (including loss on disposal of $8,438,584 for the six months ended February 28, 2013), net of tax	(53,798)	(1,586,283)	(4,318,440)	(5,974,676)
Net loss	$(703,584)	$(1,586,283)	$(5,391,765)	$(5,974,676)

Expenses: Operating and administrative expenses for continuing operations increased from $0 for the three months and six months ended February 29, 2012 respectively to $622,003 and $882,673 for the three months and six months ended February 28, 2013 respectively. Operating expenses were primarily related to consulting fees incurred for development of augmented reality applications. All of the operating and administrative expenses from the prior period related to our life settlements business and were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

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

Income Tax: Income tax expense for continuing operations increased from $0 for the three months and six months ended February 29, 2012 respectively to income tax expense of $27,783 and $190,652 for the three months and six months ended February 28, 2013 respectively. The increase is primarily attributable to an increase in the valuation allowance pursuant to the Company currently in the development stage. Income tax benefit from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Net Income (Loss): We reported a net loss of $703,584 and $5,391,765 for the three months and six months ended February 28, 2013 respectively compared to a net loss of $1,586,283 and $5,974,676 for the three months and six months ended February 29, 2012 respectively. The decrease of approximately $882,000 and $583,000 respectively is primarily attributable to a decrease of approximately $1,532,000 and $1,657,000 loss from discontinued operations offset by an increase of approximately $622,000 and $883,000 in general and administrative expenses for continuing operations and an increase of approximately $28,000 and $191,000 in income tax expense for continuing operations. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended February 28, 2013 was $7,493,821. Net cash provided by investing activities was $9,756,718 arising from proceeds received from discontinued operations. Net cash used in financing activities was $2,300,000 arising from payments for discontinued operations. This resulted in a decrease in cash of $37,103.

Working Capital and Capital Availability: As of February 28, 2013, we had negative working capital of $1,020,806 consisting of negative working capital of $245,806 from continuing operations and negative working capital of $775,000 from discontinued operations. Subsequent to February 28, 2013, we received a short-term loan from a shareholder of $200,000 at a rate of 8% per annum with a maturity date ending on or before May 31, 2013. We anticipate, that barring unforeseen developments, the proceeds received from this debt financing will sustain our operations for approximately two months. We expect to raise additional funds to continue our augmented reality operations through debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for Infinity for the next twelve months.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended February 28, 2013.

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

Outlook

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are actively enagaged in the development of software applications which will utilize Augmented Reality. On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD, a company organized under the laws of the State of Israel which is developing applications for our augmented reality activities. We are currently in the process of developing a number of augmented reality applications. We believe our Company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We carry no operational debt and do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector. We believe this is due to the fact that augmented reality is one of the technologies of the future.

We believe that domestic and international demand for augmented reality products will continue to grow as the industry continues to mature.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

Management does not believe that there is any material market risk exposure with respect to derivative or other financial instruments that would require disclosure under this item.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act ”)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

•	Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.18	Articles of Merger between Absolute Life Solutions, Inc. and Infinity Augmented Reality LLC.
10.19	2013 Equity Incentive Plan.
10.20	Services Agreement effective February 26, 2013 between Absolute Life Solutions, Inc. and Infinity Advanced Technologies LTD.
10.21	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Agam Technologies LLC.
10.22	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Gili Revensary individually and as, Managing Member of GiliTech LLC.
10.23	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and SmartEyes LLC.
10.24	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and XO Marketing LLC.
10.25	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Yossi Shemesh.
10.26	At-Will Employment Agreement effective March 6, 2013 between Absolute Life Solutions, Inc. and Helen Papagiannis.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC. (formerly known as ABSOLUTE LIFE SOLUTIONS, INC.)

April 22, 2013	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	April 22, 2013

