Form 10-Q/A
period 2013-02-28
Infinity Augmented Reality, Inc.
filed 2013-04-26
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

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

ABSOLUTE LIFE SOLUTIONS, INC.

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

Yes ☐. No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 92,189,279 shares of common stock as of April 22, 2013.

Explanatory Note –

The purpose of this Amendment No. 1 to Infinity Augmented Reality, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 22, 2013 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

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

*           These exhibits were previously included or incorporated by reference in Infinity Augmented Reality, Inc.’s Quarterly Report on Form 10-Q for the quarterly period ended February 28, 2013, filed with the Securities and Exchange Commission on April 22, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q/A to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

April 26, 2013	/s/ Joshua Yifat
Joshua Yifat Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Avrohom Oratz
Avrohom Oratz	President and Chief Executive Officer (Principal Executive Officer )	April 26, 2013