Form 10-Q
period 2013-05-31
Infinity Augmented Reality, Inc.
filed 2013-07-22
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

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

Yes  ☐    . No   ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 92,529,291 shares of common stock as of July 14, 2013.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC.)

(A Development Stage Company)

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2013

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc. and its Subsidiary) (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Balance Sheets at May 31, 2013 (unaudited) and August 31, 2012	4

Condensed Statements of Operations for the three months and nine months ended May 31, 2013 and 2012 and the period from November 15, 2012 to May 31, 2013 (unaudited)	5

Condensed Statements of Cash Flows for the nine months ended May 31, 2013 and 2012 and the period from November 15, 2012 to May 31, 2013 (unaudited)	6

Notes to Condensed Financial Statements	7

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED BALANCE SHEETS

	May 31, 2013 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$320,740	$4,885
Prepaid expenses	4,582	15,192
Current assets of discontinued operations	-	4,562,177
Total current assets	325,322	4,582,254
Equipment, net	48,164	66,129
Security deposit	56,688	56,688
Noncurrent assets of discontinued operations	145,781	64,667,124
TOTAL ASSETS	$575,955	$69,372,195
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$339,313	$441,297
Interest payable	417	-
Current liabilities of discontinued operations	775,000	60,076,710
Total current liabilities	1,114,730	60,518,007
Deferred rent	69,312	49,335
Convertible debentures, net of debt discount	73,575	-
Long-term liabilities of discontinued operations	-	4,243,044
TOTAL LIABILITIES	1,257,617	64,810,386

STOCKHOLDERS’ (DEFICIT) EQUITY

Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2012 – No Series A issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2012 – No Series B issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 92,784,759 issued and 92,429,291 outstanding) ( August 31, 2012 – 92,544,747 issued and 92,229,599 outstanding)	928	925
Additional paid in capital	56,725,262	51,486,890
Treasury stock, at cost (355,468 shares of common stock) ( August 31, 2012 – 315,148 shares of common stock)	(49,766)	(44,121)
Accumulated deficit	(57,358,086)	(46,881,885)
Total Stockholders' (Deficit) Equity	(681,662)	4,561,809
TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT) EQUITY	$575,955	$69,372,195

The accompanying notes are an integral part of these condensed financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED STATEMENTS OF OPERATIONS

UNAUDITED

	Three months ended May 31, 2013	Three months ended May 31, 2012	Nine months ended May 31, 2013	Nine months ended May 31, 2012	From November 15, 2012 to May 31, 2013

Sales, general and administrative expenses	$(5,075,010)	$-	$(5,957,683)	$-	$(5,778,404)

Other income (expense)
Interest income (expense)	(9,426)	-	(9,426)	-	(9,426)
Loss from continuing operations before income tax	(5,084,436)	-	(5,967,109)	-	(5,787,830)
Income tax provision	-	-	(190,652)	-	(78,637)
Loss from continuing operations	(5,084,436)	-	(6,157,761)	-	(5,866,467)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $0 and $8,438,584 for the three months and nine months ended May 31, 2013, respectively), net of tax	-	(14,494,223)	(4,318,440)	(20,468,899)	-
Net loss	(5,084,436)	(14,494,223)	(10,476,201)	(20,468,899)	(5,866,467)
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	-	-	(932,643)	-
Dividend on Convertible Preferred Stock	-	-	-	(3,233,104)	-
Net loss applicable to common shareholders	$(5,084,436)	$(14,494,223)	$(10,476,201)	$(24,634,646)	$(5,866,467)

Basic and diluted loss per common share

Continuing operations	$(0.05)	$-	$(0.06)	$-
Discontinued operations	-	(0.15)	(0.04)	(0.26)
Net loss per common share	$(0.05)	$(0.15)	$(0.10)	$(0.26)

Basic weighted average shares outstanding	98,225,803	94,625,690	98,380,260	93,188,703
Diluted weighted average shares outstanding	98,225,803	94,625,690	98,380,260	93,188,703

The accompanying notes are an integral part of these condensed financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONDENSED STATEMENTS OF CASH FLOWS

UNAUDITED

	Nine months ended May 31, 2013	Nine months ended May 31, 2012	From November 15, 2012 to May 31, 2013
OPERATING ACTIVITIES
Net loss	$(10,476,201)	$(20,468,899)	$(5,866,467)
Loss from discontinued operations	4,318,440	20,468,899	-
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	6,466	-	6,466
Stock-based compensation	4,477,941	-	4,477,941
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	(5,645)	-	(5,645)
Payment-in-kind interest on shareholder loan	2,543	-	2,543
Depreciation	17,965	17,965	12,975
Deferred rent	19,977	5,781	5,674
Deferred income taxes	190,652	-	78,637

Changes in operating assets and liabilities
Prepaid expenses	10,610	27,321	13,960
Accounts payable and accrued expenses	(101,984)	150,680	(12,556)
Interest payable	417	-	417

Net cash (used in) provided by operating activities- continuing operations	(1,538,819)	201,747	(1,286,055)
Net cash (used in) provided by operating activities- discontinued operations	(6,655,209)	(7,447,926)	5,858,675
Net cash (used in) provided by operating activities	(8,194,028)	(7,246,179)	4,572,620

INVESTING ACTIVITIES

Net cash provided by investing activities- continuing operations	-	-	-
Net cash provided by investing activities- discontinued operations	9,756,718	1,482,412	-
Net cash provided by investing activities	9,756,718	1,482,412	-

FINANCING ACTIVITIES
Proceeds from convertible debentures	625,000	-	625,000
Proceeds from shareholder loan	200,000	-	200,000
Net cash provided by financing activities- continuing operations	825,000	-	825,000
Net cash (used in) provided by financing activities- discontinued operations	(2,300,000)	4,600,000	(5,135,000)
Net cash (used in) provided by financing activities	(1,475,000)	4,600,000	(4,310,000)
Change in cash and cash equivalents	87,690	(1,163,767)	262,620
Cash and cash equivalents, beginning	233,050	1,917,896	58,120
Cash and cash equivalents, ending	320,740	754,129	320,740
Less cash and cash equivalents of discontinued operations, ending	-	754,129	-
Cash and cash equivalents of continuing operations, ending	$320,740	$-	$320,740
Non-cash financing activities:
Conversion of shareholder loan into convertible debentures	$202,543	$-	$202,543
Warrants issued in connection with convertible debentures	$317,380	$-	$317,380
Fair value of conversion option	$443,054	$-	$443,054

The accompanying notes are an integral part of these condensed financial statements.

INFINITY AUGMENTED REALITY, INC.

(formerly known as ABSOLUTE LIFE SOLUTIONS INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

NOTES TO THE CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

May 31, 2013

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

Effective November 15, 2012, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company is currently classified as a development stage company. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed financial statements. As discussed in Note 3, the prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements as of May 31, 2013 and 2012 and for the three months and nine months then ended and for the period from November 15, 2012 to May 31, 2013 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited Balance Sheet as of May 31, 2013, Statements of Operations for the three months and nine months ended May 31, 2013 and 2012 and for the period from November 15, 2012 to May 31, 2013, and Statements of Cash Flows for the nine months ended May 31, 2013 and 2012 and for the period from November 15, 2012 to May 31, 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and nine months ended May 31, 2013 and for the period from November 15, 2012 to May 31, 2013 are not necessarily indicative of results to be expected for the year ending August 31, 2013 or for any future interim period. In addition, the balance sheet data at August 31, 2012 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on January 3, 2013.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company's estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the value of warrants and options and deferred income tax amounts and rates and timing of the reversal of income tax differences.

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having no operating revenues during the period from November 15, 2012 (“Inception”) to May 31, 2013, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that revenues are generated. From November 15, 2012 through May 31, 2013, all operating expenses of the Company related to its augmented reality business and is included in the Condensed Statements of Operations. The Company had operating expenses of $179,279 and $143,753 respectively for the period from September 1, 2012 to November 15, 2012 and the period from June 1, 2012 to August 31, 2012 respectively, relating to its augmented reality business.

Cash and Cash Equivalents

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Reclassifications

During the nine months ended May 31, 2013, the Company disposed of all its life settlement contracts. As of May 31, 2013, all of the operations related to the life settlement business, as well as any resulting gain or loss recognized from the disposal, have been reported as discontinued operations in the condensed financial statements. The Company has also reported the prior period operations related to this business as discontinued operations retrospectively for all periods presented. Additionally, the assets and liabilities related to the life settlements business have been classified as discontinued operations in the balance sheets for all periods presented. See Note 3 - Discontinued Operations for more information.

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

Software Development Costs

The Company applies the principles of ASC 985-20, Software- Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the "tested working model" approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. The Company has expensed all software development costs when incurred since none of the Company’s products have reached technological feasibility.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the three months and nine months ended May 31, 2013, 30,450,344 shares of common stock, comprised of 3,310,172 convertible debentures with a conversion price of $0.25, 3,310,172 warrants with an exercise price of $0.50, and 23,830,000 options, convertible into 23,830,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive. For the three months and nine months ended May 31, 2012, 27,700,000 and 28,142,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 55,400 Series A and Series B preferred shares, convertible into 55,400,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

Stock-Based Compensation

The Company records stock-based compensation expense in accordance with ASC 718, Compensation - Stock Compensation. The Company expenses stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, the Company re-measures the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

Recent Accounting Pronouncements

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

3. DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed balance sheets as of May 31, 2013. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed statement of operations for the three months and nine months ended May 31, 2013 and 2012 are as follows:

	Three months ended May 31, 2013	Three months ended May 31, 2012	Nine months ended May 31, 2013	Nine months ended May 31, 2012

Sales, general and administrative expenses	$-	$(418,327)	$(204,200)	$(1,303,100)

Other income (expense)
Realized gain on life settlement contracts held under investment method	-	-	-	319,843
Realized loss on extinguishment of debt	-	-	(8,438,584)	-
Change in fair value of life settlement contracts net of premiums paid	-	(25,625,608)	2,055,438	(34,854,768)
Interest expense	-	-	(1,610,571)	-
Loss from discontinued operations before income tax	-	(26,043,935)	(8,197,917)	(35,838,025)
Income tax benefit	-	11,549,712	3,879,477	15,369,126
Net loss from discontinued operations	$-	$(14,494,223)	$(4,318,440)	$(20,468,899)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed balance sheets consist of the following:

	May 31, 2013 (unaudited)	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$-	$228,165
Investment in life settlement contracts at investment method	-	4,334,012
Total current assets of discontinued operations	-	4,562,177

Investment in life settlement contracts at fair value	-	64,667,124
Deferred income taxes	145,781	-
Total noncurrent assets of discontinued operations	$145,781	$64,667,124

LIABILITIES
Current Liabilities

Interest payable	$-	$626,710
Loans payable	-	59,450,000
Income and other taxes payable	775,000	-
Total current liabilities of discontinued operations	775,000	60,076,710

Deferred income taxes	-	4,243,044
Total long-term liabilities of discontinued operations	$-	$4,243,044

During the nine months ended May 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, these proceeds were used to satisfy the Company’s outstanding obligations of $9,378,807 in discontinued operations, including (i) interest on Term Loan of $2,123,281, (ii) $5,971,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $6,085,000 due under the Revolving Loan and (iii) $1,170,526 premiums payable on behalf of ALS Capital Ventures LLC.

As of May 31, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $775,000, which includes $75,000 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

4. CONVERTIBLE DEBENTURES

During the three months ended May 31, 2013, the Company completed a private placement of (i) five-year Convertible Debentures (the "Debentures") for an aggregate principal amount of $827,543, bearing interest at 1.2% per annum, convertible into shares (the "Conversion Shares") of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the "Warrants") to purchase 3,310,172 shares of common stock (the "Warrant Shares"), to certain accredited investors (the "Purchasers") pursuant to Securities Purchase Agreements dated April 23, May 17, May 22 and May 29, 2013.

The Debentures bear interest at 1.2% per annum payable semi-annually in arrears in either cash or common stock (at the discretion of the Company). There are no provisions for early redemption by the Company.

The Purchasers were issued Warrants to purchase the Company's common stock, exercisable for a period of five years at an initial exercise price of $0.50, subject to adjustment. The Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The Warrants do not confer any voting rights or any other rights as a shareholder.

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes. The Company recorded an aggregate of $760,434 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on April 23, May 17, May 22 and May 29, 2013.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	April 23, 2013	May 17, 2013	May 22, 2013	May 29, 2013
Contractual term (Years)	5.0	5.0	5.0	5.0
Volatility	71.0%	71.9%	71.7%	72.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.70%	0.79%	0.84%	1.02%

Senior convertible notes consist of the following at May 31, 2013:

1.2% convertible debentures (issued April 23, 2013)	$200,000
Debt discount/ beneficial conversion feature	195,838
Balance	4,162
Accrued interest payable	$250

1.2% convertible debentures (issued May 17, 2013)	$200,000
Debt discount/ beneficial conversion feature	146,504
Balance	53,496
Accrued interest payable	$92

1.2% convertible debentures (issued May 22, 2013)	$202,543
Debt discount/ beneficial conversion feature	186,872
Balance	15,671
Accrued interest payable	$60

1.2% convertible debentures (issued May 29, 2013)	$225,000
Debt discount/ beneficial conversion feature	224,754
Balance	246
Accrued interest payable	$15

5. PREFERRED STOCK

As of May 31, 2013, there are no outstanding Series A Preferred Stock or Series B Preferred Stock.

6. COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

During the quarter ended May 31, 2013, the Company issued 240,012 shares of restricted stock to consultants for consulting services. The fair value of the restricted stock was estimated at $69,603.

During the nine months ended May 31, 2013, the Company received 40,320 shares of common stock from the Company’s CFO as reimbursement for $5,645 of taxes paid on his behalf. Those shares were returned to the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2012
Issued	6,000,000	0.01	2.75 years
Additions as of May 31, 2013
Issued	3,310,172	-	4.96 years

Balance as at May 31, 2013	9,310,172	0.18	3.60 years

As of May 31, 2013, there were 9,310,172 warrants outstanding and exercisable with expiration dates commencing June 2015 through May 2018.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock Options

During the three months ended May 31, 2013, the Board of Directors of the Company, through unanimous written consent, resolved to adopt the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company may issue up to 30,000,000 shares or options to purchase shares of the Company’s Common Stock to employees, officers, directors, consultants and advisors of the Company. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. There are 40,000,000 shares of common stock reserved for issuance under the 2013 Plan and the 2010 Plan (the “Plans”), of which 25,170,012 were granted, net of cancellations, and exercises as of May 31, 2013.

The purpose of the Plans is to provide the Company with the flexibility to use shares, options or other awards based on the Company’s common stock as part of an overall compensation package to provide performance-based rewards to attract and retain qualified personnel. Such awards include, without limitation, options, stock appreciation rights, sales or bonuses of restricted stock, restricted stock units or dividend equivalent rights, and an award may consist of one such security or benefit, or two or more of them in any combination or alternative. Vesting of awards may be based upon the passage of time, the occurrence of one or more events, or the satisfaction of performance criteria or other conditions.

During the three months ended May 31, 2013, the Company entered into separate agreements with five independent consultants, pursuant to which each of the respective consultants agreed to provide augmented reality consulting services for the Company’s augmented reality activities. In consideration of the consulting services, the Company granted these consultants a total of 22,600,000 Non Qualified Stock Options (the “Options”), of which 8,050,000 Options were issued under the 2010 Equity Incentive Plan (the “2010 Plan”) and 14,550,000 Options were issued under the 2013 Plan. The Options have an exercise price of $0.10, vesting on March 4, 2013 and expiring on March 5, 2018.

During the three months ended May 31, 2013, the Company granted an officer a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which Options vest on March 6, 2013 and expire on March 7, 2018.

During the three months ended May 31, 2013, the Company entered into an At-Will Employment Agreement with Helen Papagiannis pursuant to which she will serve as the Chief Innovation Officer of the Company. Ms. Papagiannis will receive an annual base compensation of $200,000. Additionally, Ms. Papagiannis was granted 500,000 Options under the Company’s 2010 Plan, with an exercise price of $0.25. 100,000 of such Options vest on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire 5 years from each vesting date.

During the three months ended May 31, 2013, the Company agreed in principle to appoint Enon Landenberg as President and Chief Executive Officer, through May 31, 2014 with an initial base compensation of $250,000 per year. Mr. Landenberg will also receive a total of 300,000 Options with an exercise price of $0.405, which Options vest on May 30, 2013 and expire on May 29, 2018.

During the three months ended May 31, 2013, the Company granted its former CEO a total of 100,000 Options issued under the 2013 Plan with an exercise price of $0.405, which Options vest on December 1, 2013 and expire on May 29, 2018.

During the nine months ended May 31, 2013, the Company granted 100,000 Options issued under the 2010 Plan at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to a director.

For the nine months ended May 31, 2013, the compensation expense of these options was $4,408,338 and is included in the Condensed Statements of Operations.

Valuation Assumptions

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing. In applying this model, the Company uses the following assumptions:

•	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

•	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

•	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity. Expected life for options granted to employees uses the Simplified Method, while options granted to non-employees uses an expected term equal to the life of the contract.

•	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Three months ended May 31, 2013	Three months ended May 31, 2012	Nine months ended May 31, 2013	Nine months ended May 31, 2012
Exercise price	$0.100 - $0.405	n/a	$0.100 - $0.405	n/a
Expected stock price volatility	71.8% - 72.0%	n/a	71.8% - 72.0%	n/a
Risk-free rate of interest	0.72% - 1.01%	n/a	0.72% - 1.01%	n/a
Expected life of options	4.7 - 5.0 Years	n/a	4.4 - 5.0 Years	n/a

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the three months and nine months ended May 31, 2013 and 2012:

	Three months ended May 31, 2013	Three months ended May 31, 2012	Nine months ended May 31, 2013	Nine months ended May 31, 2012
Employee awards	$118,783	$-	$122,294	$-
Non- employee awards, net of forfeitures	4,286,044	-	4,286,044	-
Total stock options compensation expense	$4,404,827	$-	$4,408,338	$-

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contactual Life (in years)
Outstanding at August 31, 2012	-	$-	$-	-
Options granted	23,830,000	0.11	-	-
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options cancelled	-	-	-	-
Outstanding at May 31, 2013	23,830,000	0.11	7,015,650	4.77

Options vested and expected to vest	23,830,000	0.11	7,015,650	4.77
Options vested and exercisable	23,230,000	$0.11	$6,944,150	4.77

7. INCOME TAXES

Income tax expense (benefit) consists of the following components at May 31, 2013 and 2012:

	2013	2012
Current tax expense	$-	$19,426
Deferred tax expense (benefit)	190,652	(15,388,552)
Total income tax expense (benefit)	$190,652	$(15,369,126)

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The Company is in the development stage and has no saleable product and no income, therefore all operating expenses are capitalized for tax purposes. The difference between the statutory rate of 35% and the effective rate of 3% is primarily attributable to the increase in valuation allowance.

As of May 31, 2013, the Company has filed income tax returns through the fiscal 2011 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2008 – August 31, 2012 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There was $75,000 accrued for penalties and interest during the three months and nine months ended May 31, 2013. There was no significant amounts accrued for penalties or interest during the three months and nine months ended May 31, 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

8. RELATED PARTY TRANSACTIONS

During the quarter ended May 31, 2013, the Company received a short-term loan from a principal shareholder of $200,000 (the “Note”). The Note was at a rate of 8% per annum with a maturity date ending on or before May 31, 2013. On May 7, 2013, the shareholder assigned all rights, title and interest in the Note to an affiliate of the principal shareholder. On May 22, 2013, with consent from the Lead Investor, the holder agreed to exchange a total of $202,543 (loan principal of $200,000 and accrued interest of $2,543) for a Convertible Debenture pursuant to a Securities Purchase Agreement.

9. SUBSEQUENT EVENTS

Subsequent to May 31, 2013, the Board of Directors of the Company unanimously resolved that in light of the Company’s ongoing development activities occurring in Israel, the Company should form a wholly owned Israeli subsidiary, and undertake such activities and expend such funds of the Company as may be necessary in connection therewith. In furtherance thereof, on June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd.

On June 17, 2013, a consultant exercised 50,000 options at an exercise price of $0.10 per share. The Company received cash proceeds of $5,000 on exercise of those options.

Effective June 30, 2013, the Company terminated its services agreement with Infinity Advanced Technologies, Ltd.

Effective June 30, 2013, the Company terminated its rental lease agreement with its landlord. The loss on lease termination was approximately $531. Effective July 1, 2013, the Company subleased space from another tenant in the same building.

On July 2, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $250,000.

On July 9, 2013, a consultant exercised 50,000 options at an exercise price of $0.10 per share. The Company received cash proceeds of $5,000 on exercise of those options.

On July 11, 2013, the Company entered into a Subscription Agreement with a certain seller pursuant to which the Company purchased a Convertible Promissory Note for an aggregate principal amount of $50,000. The Convertible Promissory Note has an interest rate of 5% per annum and a maturity date of July 31, 2014.

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

On February 26, 2013, the Company memorialized its understandings regarding prior and future activities with Infinity Advanced Technologies LTD (“IATL”), a company organized under the laws of the State of Israel which is developing applications for the Company’s augmented reality activities. In consideration of the services provided, IATL shall be entitled to receive a monthly base fee of $53,000. Additional charges may be incurred upon prior approval of the Company. Effective June 30, 2013, the Company terminated its services agreement with IATL.

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

Results of Operations

Our results of operations for the three months and nine months ended May 31, 2013, consisted of operating and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months and nine months ended May 31, 2013 compared to three months and nine months ended May 31, 2012

INFINITY AUGMENTED REALITY, INC.

	Three months ended May 31, 2013	Three months ended May 31, 2012	Nine months ended May 31, 2013	Nine months ended May 31, 2012

Sales, general and administrative expenses	$(5,075,010)	$-	$(5,957,683)	$-
Other income (expense)
Interest income (expense)	(9,426)	-	(9,426)	-

Loss from continuing operations before income tax	(5,084,436)	-	(5,967,109)	-
Income tax provision	-	-	(190,652)	-
Loss from continuing operations	(5,084,436)	-	(6,157,761)	-
Loss from discontinued operations (including loss on disposal of life settlement contracts of $0 and $8,438,584 for the three months and nine months ended May 31, 2013, respectively), net of tax	-	(14,494,223)	(4,318,440)	(20,468,899)
Net loss	$(5,084,436)	$(14,494,223)	$(10,476,201)	$(20,468,899)

Expenses: Operating and administrative expenses for continuing operations increased from $0 for the three months and nine months ended May 31, 2012 respectively to $5,075,010 and $5,957,683 for the three months and nine months ended May 31, 2013 respectively. The increase of approximately $5,075,000 and $5,957,000 respectively is primarily attributable to an increase of approximately $675,000 and $1,557,000 related to consulting fees incurred for development of augmented reality applications, payroll and investor relations fees and an increase of approximately $4,400,000 related to the fair value of stock options issued to employees, directors and outside consultants. All of the operating and administrative expenses from the prior period related to our life settlements business and were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Financial Statements contained elsewhere in this Form 10-Q for more information.

Other Income (Loss): Other income and expense for continuing operations increased from $0 for the three months and nine months ended May 31, 2012 respectively to $9,426 for the three months and nine months ended May 31, 2013 respectively. The increase is primarily attributable to interest expense from shareholder loan and convertible debentures. We are currently a development stage company and have generated no income in the current period. All of the income (loss) from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Financial Statements contained elsewhere in this Form 10-Q for more information.

Income Tax: Income tax expense for continuing operations increased from $0 for the three months and nine months ended May 31, 2012 respectively to income tax expense of $0 and $190,652 for the three months and nine months ended May 31, 2013 respectively. The increase is primarily attributable to an increase in the valuation allowance pursuant to the Company currently being in the development stage. Income tax benefit from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Financial Statements contained elsewhere in this Form 10-Q for more information.

Net Income (Loss): We reported a net loss of $5,084,436 and $10,476,201 for the three months and nine months ended May 31, 2013 respectively compared to a net loss of $14,494,223 and $20,468,899 for the three months and nine months ended May 31, 2012 respectively. The decrease of approximately $9,410,000 and $9,993,000 respectively is primarily attributable to a decrease of approximately $14,494,000 and $16,150,000 loss from discontinued operations offset by an increase of approximately $5,075,000 and $5,957,000 in general and administrative expenses for continuing operations, an increase of approximately $9,000 in interest expense for continuing operations and an increase of approximately $0 and $191,000 in income tax expense for continuing operations. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended May 31, 2013 was $8,194,028. Net cash provided by investing activities was $9,756,718 arising from proceeds received from discontinued operations. Net cash used in financing activities was $1,475,000 arising from proceeds received from convertible debenture and a loan less payments for discontinued operations. This resulted in an increase in cash of $87,690.

Working Capital and Capital Availability: As of May 31, 2013, we had a working capital deficit of $789,408 consisting of a working capital deficit of $14,408 from continuing operations and a working capital deficit of $775,000 from discontinued operations. Subsequent to May 31, 2013, we issued Convertible Debentures and received aggregate proceeds of $250,000. We anticipate, that barring unforeseen developments, the proceeds received from this debt financing will sustain our operations for approximately two months. We expect to raise additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for Infinity for the next twelve months.

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

We account for the BCF and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. We record a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes.

We record stock-based compensation expense in accordance with ASC 718, Compensation - Stock Compensation. We expense stock-based compensation to employees over the requisite service period based on the estimated grant-date fair value of the awards and forfeiture rates. For stock-based compensation awards to non-employees, we re-measure the fair value of the non-employee awards at each reporting period prior to vesting and finally at the vesting date of the award. The assumptions used in calculating the fair value of stock-based awards represent management’s best estimates and involve inherent uncertainties and the application of management’s judgment.

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the three months ended May 31, 2013.

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

Outlook

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are actively engaged in the development of software applications which will utilize Augmented Reality. On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD, a company organized under the laws of the State of Israel which is developing applications for our augmented reality activities. Effective June 30, 2013, we terminated our services agreement with IATL. On June 30, 2013, we formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. We are currently in the process of developing a number of augmented reality applications. We believe our Company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector. We believe this is due to the fact that augmented reality is one of the technologies of the future.

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

There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not Applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

10.32	Certificate of Incorporation of Infinity Augmented Reality Israel Ltd.
10.33	Articles of Association of Infinity Augmented Reality Israel Ltd.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC. (formerly known as ABSOLUTE LIFE SOLUTIONS, INC.)

July 22, 2013	/s/ Joshua Yifat
Joshua Yifat
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Enon Landenberg
Enon Landenberg	President and Chief Executive Officer (Principal Executive Officer )	July 22, 2013

