Form 10-K
period 2013-08-31
Infinity Augmented Reality, Inc.
filed 2013-12-23
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: August 31, 2013

or

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

Commission file number: 000-53446

Infinity Augmented Reality, Inc.

(Exact Name of Registrant as Specified in its Charter)

Nevada	71-1013330
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

2220 Nostrand Avenue Brooklyn, New York	11210
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity of the registrant held by non-affiliates, computed by reference to the average bid and asked price of such stock, as of February 28, 2013 (second quarter prior to the end of our fiscal year) was approximately $19,126,236 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of December 10, 2013, was 93,628,551 shares.

PART I

ITEM 1.  BUSINESS.

From June 1, 2010 to November 15, 2012, our primary operations consisted of the business and operations of the acquisition of life settlement transactions. Since November 15, 2012, our primary operations consist of the business and operations of developing an augmented reality platform. Therefore, we are disclosing information about the augmented reality business, financial condition, and management in this Form 10-K. In this Form 10-K, references to the “Company” refer to the Company as currently constituted, unless the context indicates otherwise.

Our History

We were incorporated under the name of Shimmer Gold, Inc. on September 7, 2006 in the State of Nevada. In January 2010, we discontinued our business operations and transferred those operations and the assets relating thereto to Shawn Balaghi, our former president and director. In January 2010, our then existing shareholders sold 99% of their issued and outstanding common stock to YSY Enterprises, Inc. In May 2010, YSY Enterprises, Inc. sold its ownership interest to our current shareholders. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. On May 24, 2010, the board of directors and stockholders approved a 10-for-1 forward stock split (the “Stock Split”). Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, we changed our name to “Absolute Life Solutions, Inc.” We changed our trading symbol to ALSO.OB.  Until November 15, 2012, we were a specialty financial services company engaged in the purchase of life settlements. Our offices are located at 2220 Nostrand Avenue, Brooklyn, NY 11210.

During the year ended August 31, 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR Subsidiary”) which was actively engaged in the development of software applications which will utilize augmented reality.

On February 26, 2013, the Company memorialized its understandings regarding prior and future activities with Infinity Advanced Technologies LTD (“IATL”), a company organized under the laws of the State of Israel which is developing applications for the Company’s augmented reality activities. In consideration of the services provided, IATL was entitled to receive a monthly base fee of $53,000. Effective June 30, 2013, the Company terminated its services agreement with IATL.

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. During the year ended August 31, 2013, the Board of Directors of the Company unanimously resolved that in light of the Company’s ongoing development activities occurring in Israel, the Company should form a wholly owned Israeli subsidiary, and undertake such activities and expend such funds of the Company as may be necessary in connection therewith. In furtherance thereof, on June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel). We are currently actively engaged in the development of software applications which will utilize Augmented Reality. We intend to develop a comprehensive augmented reality platform for consumers. Our objective is to establish ourself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

We previously sold an aggregate of (i) 48,300 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, subject to standard anti-dilution provisions, (ii) 2,850 shares of our Series B 12.5% Convertible Preferred Stock (the “Series B Preferred Stock”), which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 57,592,500 shares of common stock (the “Investor Warrants”), 28,575,000 of which are exercisable at an initial exercise price of $2.00 per share and 29,017,500 of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. To date, we received aggregate gross cash proceeds of $57,150,000 from these transactions (the “Private Placements”). In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock. Each exchanging Series A holder received an additional 50 Warrants exercisable at $4.00 for each share of Preferred Stock so exchanged. As a result of this exchange, there were 48,300 shares of Series A Preferred Stock and 8,850 shares of Series B Preferred Stock outstanding as of July 30, 2012.

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

Simultaneously, on July 31, 2012 the Company entered into an agreement (the “Preferred Shares Agreement”) with the Lenders, as holders of the Company’s preferred stock, for the Company’s purchase from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represent all of the issued and outstanding shares of preferred stock and which have an aggregate stated value of $57,150,000, for a purchase price of $57,150,000. (The payment was made by the Company applying all of the proceeds of the Term Loan for such purpose.) As part of the purchase, the Lenders, who also held warrants to purchase 57,592,500 shares of the Company’s stock at exercise prices from $2 and $4 a share, agreed to cancel those warrants. Accordingly, no Preferred Stock is currently outstanding.

Effective November 15, 2012, the Company reached agreements with the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such Agreement resulted in the disposition of all of the life insurance policies (and proceeds thereof) held by the Company to the Lender or an affiliate of the Lender. As of November 15, 2012, the Company had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281 (the “Term Interest”) in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $5,249,000 (the “Revolving Total”) due under the Revolving Loan. The disposition of all of the Company’s life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. During the year ended August 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest of $2,123,281 and the Revolving Total of $5,249,000.The Series A Preferred Stock and Series B Preferred Stock previously held by the Lenders included provisions allowing for the conversion of the preferred shares into shares of Common Stock of the Company. After the purchase of the Series A Preferred Stock and Series B Preferred Stock held by the Lenders, there are no shares of Preferred Stock currently outstanding and all of the warrants held by the Lenders have been canceled. As a result of the repurchase of the Preferred Stock and cancellation of the warrants, the Company withdrew its registration statement on Form S-1, which proposed to cover the resale by the holders of the shares of common stock issuable on conversion of the Preferred Stock and the exercise of the warrants.

As at August 31, 2013, there were issued and outstanding securities of the Company on a fully diluted basis as follows:

· 93,229,291 shares of our common stock held by the present stockholders;

· 355,468 shares of our common stock held in treasury;

· 38,659,988 shares of our common stock reserved under our equity incentive plans; and

· 6,000,000 shares of our common stock reserved for issuance pursuant to warrants issued under Consulting Agreements.

Introduction

Augmented reality is a medium in which real sensory inputs are enhanced, or augmented, with relevant digital information from the Internet. Virtual images, video, and sound are superimposed over what is actually seen and heard, heightening the real-life experience with additional information that is pertinent, informative, practical, and entertaining. The individual may also be fully immersed in a virtual world, temporarily blocking out real surroundings. With augmented reality, sensory inputs are no longer limited to what is within eyeshot or earshot, but may incorporate, in real-time, all that the network has to offer.

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

The augmented reality interface requires a persistent, high-speed Internet connection, in order that pertinent data can be continually sent and received in real-time. The connection may be incorporated into the device itself, or accessed via Bluetooth through a nearby device, such as a smartphone or tablet. The connected device must incorporate computer processing capabilities, a global positioning system, and a digital compass. The GPS and compass continually inform the system of the user’s exact location and the direction in which he or she is facing. Such inputs are critical in determining the specific virtual information that is necessary and pertinent at any particular moment. The augmented reality platform also incorporates advanced software that recognizes and interprets objects, faces, and sights. Speech recognition technology is also an integral element of an augmented reality platform.

The augmented reality experience is highly tailored to the individual user. Each person has a different set of criteria regarding which information is relevant in any particular situation. A shopper walking through a downtown area may be interested in knowing about stores in the vicinity, inventory, and prices. A tourist exploring an unfamiliar city may be interested in learning about sights, hotel rooms, and dining options in the area. Advertisements incorporated into the augmented reality experience are tailored specifically to demographic, psychographic, situational, and other characteristics of the user at a particular time, place, and context. As a result, augmented reality allows marketers to identify and target specific audiences with unprecedented precision.

Information about the individual’s overall characteristics and preferences in specific situations, employed in real-time to determine the virtual information to be added to what is actually seen and heard, is obtained from multiple sources. The individual creates and maintains a detailed user profile that includes demographic and other information, and adjusts user settings to regulate the overall nature of the augmented reality experience. The user initiates specific outcomes on the spot simply by gazing in a particular direction at a particular time or place, or through spoken or typed commands. Sophisticated algorithms analyze past transactions and other activities of the user, as well as of other individuals with similar characteristics, to further ascertain preferences, predilections, and habits.

With the ability to access and analyze, in real-time, such an extensive array of relevant information, the augmented reality platform can help ensure that the individual receives maximum utility and enjoyment from each augmented reality experience. Marketers, meanwhile, can consistently communicate only the information that is most relevant and useful to each individual in each particular situation.

The Market for Augmented Reality

Augmented Reality (AR) represents a live, direct or indirect, view of a physical, real-world environment whose elements are augmented by computer-generated sensory input, that enrich the user’s perception of the real world. While AR is currently a niche market opportunity, it is expected to grow at a tremendous rate in the next few years as products from companies such as Google, Samsung, Qualcomm, Sony, LG and Apple are launched.

AR application and service providers will enjoy significant growth with the build out of 4G networks and business models that involve Application Service Provider (“ASP”) based service delivery via Cloud-based development, deployment and operation.

AR represents a potential large opportunity for wireless communications for many device types including wearable equipment. Many applications will be hosted in the cloud. There is a direct relationship between AR, Wearable Wireless, and the so-called Body Area Networks (BAN). This relationship is multifaceted and is due in part to the ability to have a wearable computing/wireless device act as a conduit to a variety of applications and for AR to provide the User Interface (UI).

AR and virtual reality (VR) technologies are experiencing heavy penetration in the training and infotainment market due to the wide spectrum of possible application areas. Virtual reality is the three dimensional interactive world produced by a computer. The term ‘augmented reality’ was introduced as a variation of virtual reality; it is a form of technology used to enhance a real time object by imposing a virtual image over it. Augmented reality application was first used for the development of virtual advertisement on television then it expanded to applications in gaming and entertainment.

Augmented reality is still in a progressive stage and focuses on wearable technology like goggles, contact lens and so on which will be commonly used in the future. Much research and development is taking place in application areas such as healthcare, education, military, enterprise and others. The increase of demand in virtual reality application in the healthcare industry shows a tremendous growth and will act as a major driver for the market. Market growth has resulted in an exponential increase in the number of companies operating in the augmented reality/virtual reality domain. The companies which provide virtual reality and augmented reality tools to the developers are reinforcing their position due to the increase in the competition.

According to a market research report of “Virtual Reality & Augmented Reality Market - By Technology (Mobile & Spatial AR, Semi & Fully Immersive VR); By Sensors & Components (Accelerometer, Data Glove, HMD, ICs); By Applications (Medical, Military, Gaming), By Geography (2013 – 2018) ” published by Markets and Markets the AR and VR market is expected to grow at a compound annual growth rate of 15.18% from 2013 to 2018 and reach 1.06 billion in 2018.

Augmented reality is a thriving technology where digital data merge with real world. This technology superimposes the real world with computer generated data which completely changes the user experience. It changes what we hear, feel and see. The augmented reality technology uses virtual reality to amend with the real world. Augmented reality and virtual reality have can offer many wide range of emerging application.

The Augmented reality technology has shown ubiquitous growth in mobile phone technology featured with a camera and a GPS (Global Positioning System) which allow the users to experience the technology beyond their anticipation. By 2015, the augmented reality technology will be widely used in the education field for advanced learning and for teaching technologies. The augmented reality and virtual reality technology will be used to contribute to the projects with smart innovations in future due to its great fascination and potential.

The overall augmented reality and virtual reality market is segmented into four major segments namely: AR & VR components and sensors, AR & VR technology, AR & VR application, and geography. All the major segments are further segmented into sub segments. All the segments and sub segments are separately described in the report.

Global dedicated devices augmented reality market is expected to reach $659.98 million by 2018, whereas the immersive virtual reality market is expected to reach $407.51 million by 2018. The mobile based augmented reality and non-immersive virtual reality market analysis is done separately to maintain the mutual exclusiveness of data sets.

The major driving forces of augmented reality technology and virtual reality are the advancement and in computer technology and internet connectivity. The increased demand in virtual reality and augmented reality application in healthcare industry is a direct cause for a tremendous growth in AR & VR market. The other driving force for virtual reality and augmented reality technology is the consumer demand in m-commerce industry. The technology used in augmented reality applications, i.e. marker-less is at the apex and is expected to grow rapidly. Major driving factor in this marker-less is use of GPS and compass which are used commonly in smartphones. The technology used in virtual reality application, sensors used, the emerging trends like goggles, contact lens, and further opportunities are described in detail in the report.

Geographical split for every application is included in the report as the market share of different applications of augmented reality and virtual reality market varies from one region to another. This report describes the overall market into four major geographical segments, namely, North America, Europe, APAC, and ROW. North America and Europe is the market leader in the overall augmented and virtual reality market; followed by APAC. In ROW, the Middle East, and Africa are coming up with this technology because of its benefits in wide range of applications.

Income Sources

Potential income sources for the Company are through its augmented reality software platform called Amazing Relevance.

Amazing Relevance is the nerve center for the augmented reality technology that anticipates a digital device user’s desires and uses that information to effectively expedite their wishes. This technology intuitively anticipates the preferences of the user and transmits this pertinent information to his Google Glass, smartphone, or other digital devices.

The Company intends to use a concept similar to Google pay-per-click, in its Amazing Relevance software platform. These ads will be more contextual than pay-per-click because the augmented reality “brain” understands the user’s behavior. For example, if the user typically gets a cup of coffee at 10:30 in the morning, this platform used through the medium of Google Glass or other digital devices may present an ad from the user’s favorite coffee house at 10:30. Unlike regular advertising formats, Amazing Relevance knows its user’s preferences and provides a coupon to go along with the ad, GPS location and directions to the merchant, and various formats for paying from the digital device. The merchant will be charged for the ad and the loyalty this technology generates.

Another possible means of generating revenue will be through the utilization of SDK, or Software Development Kit. Revenues for this type of advertising are expected to grow an estimated 122% in 2013 over 2012 in this $5.3 billion global market. Through SDK licensing fees, Infinity AR can allow advertisers to target their ads by age, gender, preferences, and location. For example, Match.com can use Amazing Relevance to allow users to see dating candidates in 3D for a clearer view, or for instance, the apparel stores would benefit using SDK allowing users to see themselves in a particular wardrobe.

According to a recent eMarketer report, online advertising revenue will total $117.6 billion in 2013, up 13% from $104 billion in 2012. One-third of these advertising dollars went to Google. In addition, the overall mobile advertising market worldwide is expected to grow 89% to $16.65 billion in 2013. Google will bring in 53.17% of the worldwide mobile advertising market this year, up slightly over 2012.

Government and Industry Regulation

Wearable augmented reality is used for image recognition. Since it is used for commercial purposes, new policies and regulations will be required for their use. These policies are currently under discussion and development by the appropriate industry and government bodies. These policies go beyond the obvious and extend into many areas of end-user behavior and usage conditions.

Since wearable computers use and transfer location and other types of spatial data, several legal issues are being associated with geospatial technology and data collection methods. The key issues of Augmented Reality which are taken care by the policy and regulations include privacy, intellectual property rights, data quality or reliability and national security.

Competition

Augmented Reality is in its infancy. Several consumer applications are currently available, but they are generally narrow in scope and do not provide a fully immersive experience. Existing applications are accessed through mobile devices such as smartphones and tablets. Images of objects and scenes are captured by device cameras and recognized and interpreted by software. Relevant information is summoned from the network and presented to the user through the device screen and audio output.

Potential competitive challenges to the Company may come from a range of entities and industries that are well suited to addressing consumer augmented reality markets. Early stage technology companies have developed platforms and browsers that underlie multiple consumer applications. Established companies in media, communications, consumer electronics, and gaming have developed, or are in the process of developing, various augmented reality capabilities and experiences. Regardless of whether major leading players in such industries are currently focused on augmented reality, they must be viewed as potential competitors to the Company. Such companies have extensive technological and marketing infrastructures and established customer bases, which can facilitate efforts to establish market presence in various areas of augmented reality. On the other hand, the Company intends to be aggressive in pursuing alliances with established companies in an effort to harness the respective strengths of the Company and such partners, thereby minimizing potential competitive threats.

Early stage technology companies that have developed augmented reality platforms with multiple applications include Layar, Metaio, and Total Immersion. Additionally, IBM has developed augmented reality shopping applications for its clients in the retail industry, and it appears likely that the information technology leader will develop additional platforms and applications for the broad range of industries it serves.

Layar, based in the Netherlands, is an augmented reality technology company offering a mobile browser that identifies images and provides relevant promotional and other information. The Layar browser recognizes and interprets objects and points of interest and superimposes pertinent images, videos, and sounds onto the device interface. Layar is free to the user, and compatible with both Apple iOS and Android operating systems. Layar provides the technological platform, while publishers and advertisers are primarily responsible for creating specific applications. A major focus is delivery of enhanced content to magazine readers. As the reader hones in on a particular page in the magazine, images, text, sounds, and videos pop up that supplement the article or advertisement. Layar Creator is a tool that enables publishers to create augmented reality content quickly and easily. Layar also enables people who are on the go to point their mobile devices and obtain relevant information, such as homes that are for sale. Sharing, transactional, and other capabilities are incorporated into the platform. The Layar browser has been downloaded more than 20 million times, and there are currently over three million active users. Layar has raised more than $15 million in venture funding from investors including Intel Capital.

Metaio, based in Germany, is an augmented reality technology company that offers the Junaio mobile browser. Junaio is free to the user and is compatible with both Apple iOS and Android operating systems. The browser includes various augmented reality “channels” that are extensively integrated with social networking and content sharing sites. Junaio incorporates a bar code scanner that enables the user to summon additional information regarding merchandise viewed on retail shelves. The browser enables a number of consumer-oriented augmented reality experiences. For example, instead of reading a car owner’s manual, the user may point at various auto components and receive multimedia descriptions and instructions. Metaio has a research & development alliance in place with ST-Ericson, a leader in mobile platforms and wireless semiconductors and a major supplier to handset manufacturers. Metaio provides augmented reality applications for corporate clients such as BMW, Volkswagen, Bertelsmann, LEGO, and many others.

Total Immersion, based in France, offers a design platform, D’Fusion, that integrates real-time interactive 3D graphics into live video streams. Using D’Fusion, developers can create augmented reality experiences in commercial, industrial, and other realms. Total Immersion also offers the TryLive application, a virtual dressing room through which a user can virtually try on various garments, jewelry, shoes, and glasses by standing in front of a webcam. Total Immersion has also developed applications that create the illusion that people and objects appear in 3D in a live setting.

In July 2012, IBM Research announced that it has developed a prototype of a mobile personal shopping assistant application. The app, which is related to IBM’s Smarter Commerce IT initiatives, will be provided and branded by retailers. The shopper enters product criteria during a store visit, pans the mobile device’s camera across a shelf, and receives recommendations for products that meet the criteria, additional product information, coupons, loyalty points, and links into social networking activities.

Google, Nokia, Apple, and Microsoft are known potential competitors with vast reach in a broad range of media, consumer electronics, and telecommunications markets. Such companies can leverage their financial resources, technologies, marketing infrastructures, customer bases, and range of offerings in order to establish early leadership positions in the augmented reality medium.

Internet media giant Google has been making significant efforts to develop augmented reality platforms, applications, and devices. Google Goggles, introduced in late 2010, is an image recognition application for mobile devices. When the user points the device’s camera at an item or attraction, the application summons information from the network to identify what is being viewed, and provides additional relevant information to the user. Google Goggles is free to the user, and can be downloaded onto devices using both the Apple iOS and Android operating systems. In April 2010, Google announced Project Glass, which is centered around the development of augmented reality eyewear. The device will include: a visual display that superimposes virtual images over real ones; a built-in camera; information processing capability; data storage; a built-in microphone; mini speakers; location and motion sensors; and a radio transmitter. Google Glass is expected to be available to consumers in 2014.

The introduction of the augmented reality device is expected to be part of a broad push by Google to become an early leader in the medium. It is likely that Google will strive to seamlessly integrate its vast array of internet media properties – Google Search, Google Maps, the wide array of advertising services, Google +, YouTube, and others – into augmented reality applications.

Leading wireless device maker Nokia has introduced City Lens, an augmented reality browser incorporated into the company’s Lumia handset. Lumia operates on Microsoft’s Windows Phone operating system. City Lens uses Lumia’s camera, digital compass, and GPS capabilities to determine the user’s location and field of vision in real-time. The user points the Lumia camera at various sights and receives relevant images, text, and audio about nearby restaurants, stores, and tourist attractions. Reviews, promotions, directions, and other information are overlaid onto the screen. Sharing, transactional, and other capabilities are incorporated. City Lens services are free for all wireless subscribers using Lumia handsets.

Apple is a leader in creating and enabling a wide range of media, communications, and entertainment activities. As a result, it is likely that Apple will play a significant role in augmented reality as the medium becomes broadly adopted by consumers. Apple’s extensive array of consumer electronics devices – iPhone, iPad, Mac, iPod – are among the most widely used and trusted media interfaces. iTunes is a leading content distribution medium. The iOS operating system and the Apple App Store are pervasive forces in the delivery of media experiences to consumers. Moreover, Apple was awarded a patent for a wearable computing device that allows an image to be projected in a “head-mounted display apparatus,” suggesting that the company may be dedicating significant resources to an augmented reality strategy.

Microsoft is continually expanding its role in media, communications, and entertainment, and it is therefore likely that augmented reality will be a major focus for the company as the medium develops. Properties such as the Windows Phone operating system, Bing search engine, and Xbox 360 console could be synergistic with augmented reality offerings. Moreover, it was reported that Microsoft is developing augmented reality eyewear with capabilities similar to those being developed under Google Project Glass.

The Company will also compete with companies that provide gaming hardware and software. Such entities are not explicitly concentrated on augmented reality at the present time, but since they are focused on gaming activities, the Company will compete with them for gaming expenditures and mindshare. Moreover, it is likely that companies in the gaming industry will increasingly incorporate augmented reality into their products as the medium develops.

Microsoft, Nintendo, and Sony must each be viewed as competitors for the Company. Each provides advanced gaming capabilities that incorporate certain features that may overlap with certain alternative reality features that are part of the Infinity gaming experience.

Microsoft’s Xbox is a leading game console franchise. Over 60 million Xbox 360 units have been sold worldwide since 2005. The Xbox Live service enables gamers to compete online, download rich media content, and engage in a wide variety of other compelling activities. With the Kinect peripheral add-on, Xbox users can interact with the console through body motion, gestures, and verbal commands, and by holding up images and objects. Kinect therefore obviates the need for a game controller. In addition to gaming, Kinect enables various augmented reality-like experiences, such as the ability to try on clothing virtually and remotely. Furthermore, reports indicate that Kinect-branded augmented reality eyewear, which will include capabilities similar to Google Glass, is under development.

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

Employees

We currently have twenty one employees, including those employed in our wholly owned Israeli subsidiary, of which two are executive officers of the Company. None of our employees are represented by a labor union. We have not experienced any work stoppages and consider our relations with our employees to be good.

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

Risks Relating to Our Business

We have a limited operating history of our own and as such an investor cannot assess the Company’s profitability or performance. We are classified as a development stage company since November 2012. Our earnings may be volatile, resulting in future losses and uncertainty about our ability to continue as a going concern.

The Company has a limited operating history in its current augmented reality operations since November 2012. We are classified as a development stage company commencing in November 2012. We have sustained operating losses to date and will likely continue to sustain losses as we seek to develop our augmented reality products. We expect these losses to be substantial because our product development and other costs, including significant amounts we expect to spend on development activities, when we enter our development stage. Accordingly, it may be difficult for an investor to assess the performance of the Company or to determine whether the Company will meet its projected business plan. The Company has limited financial results upon which an investor may judge its potential. For the year ended August 31, 2013, the Company had a net loss applicable to common shareholders of $11,424,093 as compared to a net loss of $22,446,284 and a net loss applicable to common shareholders of $27,959,569 for the year ended August 31, 2012. As of August 31, 2013, we have an accumulated deficit of $58,305,978. To date, we have generated limited revenues, and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations could continue for the next few years. Our ability to generate revenues and potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our augmented reality products and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business. The Company may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on the Company’s management’s history and its projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the augmented reality sector of the technology industry. These conditions raise substantial doubt about our ability to continue as a going concern.

Our business prospects will be difficult to evaluate because we are classified as a development stage company commencing in November 2012 and are developing novel augmented reality products.

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

Being a public company results in additional expenses and divert management’s attention. Being a public company could also adversely affect our ability to attract and retain qualified directors.

As a public issuer, the Company is subject to the reporting requirements of the Securities Exchange Act of 1934, as amended. The requirements of these laws and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on the Company’s personnel, systems and resources.

The Securities Exchange Act requires, among other things, that the Company maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on the Company’s business, financial condition and results of operations.

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

The Company will require additional capital in order to execute its current business plan. Any additional securities issued may dilute the interest of our existing shareholders. Failure to raise additional capital will result in the Company’s inability to successfully implement its business model. To date, the Company has financed its operations through capital raised from debt financing and preferred equity financing.

Certain shareholders beneficially own and will continue to own a substantial portion of the Company’s common stock and, as a result, can exercise control over shareholder and corporate actions.

Mr. Moshe Oratz, former President and CEO of the Company, is currently the beneficial owner of approximately 33% of the Company’s outstanding common stock, of which voting control is held by an independent Trustee under a Voting Trust Agreement. This concentration of ownership may also have the effect of delaying or preventing a change in control, which in turn could have a material adverse effect on the market price of the Company’s common stock or prevent shareholders from realizing a premium over the market price for their shares of common stock.

If the Company were to lose its senior management, it would encounter difficulties in implementing its business plan.

The Company’s future success is dependent in large part upon its ability to develop the business plan. In particular, due to the relatively early stage of the Company’s new business, its future success is highly dependent on its President, to provide the necessary experience and background to execute the Company’s business plan. The loss of his services could impede, particularly initially as the Company builds a record and reputation, its ability to develop its objectives. Additionally, four of our five directors have been associated with the Company for less than one year.

The success of the Company depends in large part upon the abilities and continued service of its executive officers, particularly Mr. Enon Landenberg, President and Chief Executive Officer. There can be no assurance that the Company will be able to retain the services of such officers and employees. The failure of the Company to retain the services of Mr. Enon Landenberg and other key personnel could have a material adverse effect on the Company. The Company at the present time has employment agreements with the above referenced individuals, along with non-compete agreements; however, the Company has not procured key person life insurance policies on these individuals.

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

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we determine to pursue because we lack capital or resources.

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

· increased government regulations; and

· our ability to accurately predict and respond to the structural changes in our industry and the evolving demands of the markets we serve.

Our failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Because we are a development stage company as of November 15, 2012, dependent upon our ability to generate sufficient cash from our augmented reality business to meet our obligations as they become due and because the expected demand for our software applications may not meet cash flow requirements, there is a substantial doubt that about our ability to continue as a going concern.

The Company will require additional funds to finance its augmented reality operations. Effective November 15, 2012, we are a development stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt that about our ability to continue as a going concern.

Our compensation policy may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key employees, which in turn could adversely affect our ability to compete effectively and to grow our business.

Our total compensation includes cash, equity, and equity-based incentives. Our reliance on equity and equity-based incentives for a significant portion of the compensation package we pay to our senior executives may not be effective, especially if the market price of our common stock declines. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives may receive less compensation under this formula than they otherwise would receive at other firms, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and attract new key employees.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and subjecting us to significant legal liability and reputational harm.

Over the past number of years, there have been a number of highly-publicized cases in the high-tech industry involving the unauthorized sale of trade secrets and industry “know-how” by key personal to competitors. There is also a risk that our employees could be hired by our competitors. If those employees were to improperly use or disclose confidential information, our business could be adversely affected.

Conditions in Israel could adversely affect our business.

Our principal development offices are located in Israel. Accordingly, political, economic and military conditions in Israel directly affect our business. Since the State of Israel was established in 1948, a number of armed conflicts have occurred between Israel and its Arab neighbors. Although Israel has entered into various agreements with Egypt, Jordan and the Palestinian Authority, there has been an increase in unrest and terrorist activity, which began in September 2000 and has continued with varying levels of severity through 2012. Starting in December 2008, for approximately three weeks, Israel engaged in an armed conflict with Hamas in the Gaza Strip, which involved missile strikes against civilian targets in various parts of Israel and negatively affected business conditions in Israel. In November 2012, for approximately one week, Israel experienced a similar armed conflict, resulting in hundreds of rockets being fired from the Gaza Strip and disrupting most day-to-day civilian activity in southern Israel.

Several countries, principally in the Middle East, still restrict doing business with Israel and Israeli companies, and additional countries may impose restrictions on doing business with Israel and Israeli companies if hostilities in Israel or political instability in the region continues or increases. These restrictions may limit materially our ability to sell our products to companies in these countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its present trading partners, or significant downturn in the economic or financial condition of Israel, could adversely affect our operations and product development, cause our sales to decrease and adversely affect the share price of publicly traded companies having operations in Israel, such as us.

Our operations may be disrupted by the obligations of personnel to perform military service.

We currently have 19 employees based in Israel. Our employees may be called upon to perform up to 36 days (and in some cases more) of annual military reserve duty until they reach the age of 40 (and in some cases, up to 45 or older) and, in emergency circumstances, could be called to active duty. In response to increased tension and hostilities, there have been since September 2000 occasional call-ups of military reservists, including in connection with the mid-2006 war in Lebanon, and the December 2008 and November 2012 conflicts with Hamas, and it is possible that there will be additional call-ups in the future. Our operations could be disrupted by the absence of a significant number of our employees related to military service or the absence for extended periods of one or more of our key employees for military service. Such disruption could materially adversely affect our business and results of operations. Additionally, the absence of a significant number of the employees of our Israeli suppliers and contractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations, in which event our ability to deliver products to customers may be materially adversely affected.

We may be adversely affected by fluctuations in the exchange rate of the New Israeli Shekel against the U.S. Dollar.

Exchange rates between the New Israeli Shekel (“NIS”) and the U.S. Dollar have fluctuated continuously in recent years. Exchange rate fluctuations, particularly larger periodic devaluations, may have an impact on our profitability and period-to- period comparisons of our results. From January to August 2013 the NIS appreciated in value in relation to the Dollar by approximately 3.2%. As of August 31, 2013, approximately 5% of our expenses (primarily labor expenses of our Israeli subsidiary) are incurred in NIS. Additionally, certain assets, as well as a portion of our liabilities, are denominated in NIS. We expect these expenses to increase since we have moved a significant portion of our operations to Israel.

Our results may be adversely affected by a devaluation of the NIS in relation to the U.S. Dollar (or if such devaluation is on a lagging basis). We may utilize partial hedging strategies to manage currency risk.

Risks Relating to Augmented Reality

If we are unable to maintain a good relationship with the mobile and computing platform providers that our software operates on, our business will suffer.

Any deterioration in our relationship with mobile and computing platform providers would harm our business and adversely affect our operating results.

·	The mobile and computing platform providers modify their terms of service or other policies, including fees charged to, or other restrictions on, us or other application developers, or the mobile and computing platform providers change how the personal information of their users is made available to application developers on their platforms or shared by users;

·	More favorable relationships with one or more of our competitors; or

·	The mobile and computing platform providers develop their own competitive offerings.

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

Our technology infrastructure is critical to the performance of our augmented reality platform and to consumer satisfaction. Our augmented reality platform will run on a complex distributed system, or what is commonly known as cloud computing. We anticipate that the primary elements of this system will be operated by third parties that we do not control and which would require significant time to replace. We may in the future experience, website disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, human or software errors and capacity constraints. A failure or significant interruption in our apps service would harm our reputation and operations. We expect to continue to make significant investments to our technology infrastructure to maintain and improve all aspects of consumer experience and app performance. To the extent that our disaster recovery systems are not adequate, or we do not effectively address capacity constraints, upgrade our systems as needed and continually develop our technology and network architecture to accommodate increasing traffic, our business and operating results may suffer. We do not maintain insurance policies covering losses relating to our systems and we do not have business interruption insurance.

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

Programming errors or flaws in our augmented reality platform could harm our reputation or decrease market acceptance of our augmented reality platform, which would harm our operating results.

Our augmented reality platform may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after their launch, particularly as we launch our new augmented reality platform and rapidly release new features to our existing augmented reality platform under tight time constraints. We believe that if our consumers have a negative experience with our apps, they may be less inclined to continue or resume playing our apps or recommend our apps to other potential consumers. Undetected programming errors, game defects and data corruption can disrupt our operations, adversely affect the game experience of our consumers by allowing consumers to gain unfair advantage, harm our reputation, cause our consumers to stop playing our apps, divert our resources and delay market acceptance of our apps, any of which could result in legal liability to us or harm our operating results.

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

The Company will be dependent on certain third party vendors for key services.

The Company will depend on a number of third parties to supply key elements of the Augmented Reality technology, particularly content and information services. We cannot be certain that any of these providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. If our potential vendors and/or content providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and our operating results could be materially harmed.

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

· fluctuations in stock market prices and volumes; concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock;

· any financing transactions we may propose or compete.

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

At present, our ability to rectify the weakness relating to our internal controls over financial reporting is limited due to limited staff. If we cannot rectify this material weakness through remedial measures and improvements to our systems and procedures, management may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues. Management is implementing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations.

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

The majority of the outstanding shares of our common stock held by current stockholders are “restricted securities” within the meaning of Rule 144 under the Securities Act of 1933, as amended. When permitted by Rule 144, sales under Rule 144 may be limited by the availability of current public information about us and, for selling shareholders who are affiliates, by limits on the number of shares which may be sold over certain periods of time, as well as by certain manner of sale provisions and notice requirements.  In general, under Rule 144, unaffiliated  stockholders (or stockholders whose shares are aggregated) who have satisfied a six month holding period may sell shares of our common stock, so long as we have filed all required reports under Section 13 or 15(d) of the Exchange Act during the 12-month period preceding such sale.  Once a period of six months has elapsed since the date the common stock was acquired from us or from an affiliate of ours, unaffiliated stockholders can freely sell shares of our common stock.  12 months after acquiring shares from us or an affiliate, unaffiliated stockholders can freely sell their shares without any restriction or requirement that we are current in our SEC filings.

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

Because we do not maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. The standards that must be met for management to assess the internal control over financial reporting as effective are complex, and require significant documentation, testing and possible remediation to meet the detailed standards. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, management’s assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. For example, as reported in our periodic reports filed with the SEC and in this report, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of August 31, 2012 and August 31, 2013.  Based on those evaluations, we concluded that, as of each of the foregoing dates, our disclosure controls and procedures were not effective because, among other things, we do not have sufficient segregation of duties within accounting functions (primarily due to the size of our Company). Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting (including those weaknesses identified in our periodic reports), disclosure of management’s assessment of our internal controls over financial reporting, or disclosure of our public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

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

Our common stock is currently a “low-priced” security, or a penny stock, under rules promulgated under the Exchange Act.   A stock is considered to be a “penny stock” if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a “recognized” national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or with average revenues of less than $6.0 million for the past three years. The principal result or effect of being designated a “penny stock” is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

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

Public company compliance may make it more difficult to attract and retain officers and directors.

The Sarbanes-Oxley Act and rules subsequently implemented by the SEC have required changes in corporate governance practices of public companies. As a public company, we expect these rules and regulations to increase our compliance costs and to make certain activities more time consuming and costly. As a public company, we also expect that these rules and regulations may make it more difficult and expensive for us to obtain director and officer liability insurance in the future and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board of Directors or as executive officers.

Past activities of our Company and its affiliates may lead to future liability for our Company.

Prior to November 2012, we engaged in businesses unrelated to our current operations.  Although certain previously controlling stockholders of our Company are providing certain indemnifications against any loss, liability, claim, damage or expense arising out of or based on any breach of or inaccuracy in any of their representations and warranties made in connection with our prior activities, any liabilities relating to such prior business against which we are not completely indemnified may have a material adverse effect on our Company. To date, there have been no claims nor indication that any claim exists.

Shares eligible for future sale may adversely affect the market price for our common stock.

We presently have options to purchase 22,430,000 shares of our common stock outstanding.  If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

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

ITEM 2.  PROPERTIES.

Our executive offices are located at 2220 Nostrand Avenue, Brooklyn, New York 11210, and consist of approximately 750 square feet. We believe that our property is adequate for our current and immediately foreseeable operating needs. Our rent obligation for the twelve months ending August 31, 2014 is $9,600. Infinity Israel’s offices and operations facility are located in Tel Aviv, Israel and consist of approximately 7,000 square feet. Infinity Israel’s rent obligation for the twelve months ending August 31, 2014 is approximately 960,000 New Israeli Shekel (approximately $266,000 based on foreign exchange rate as of August 31, 2013).

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

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Shares of our common stock became quoted on the OTC Bulletin Board under the symbol “SMGN” on May 18, 2009. From May 18, 2009 through September 26, 2010, our trading symbol was SMGN.OB and since September 26, 2010 our trading symbol has been ALSO.OB. To date, there has not been an active market for our common stock. The following table sets forth the high and low bid prices for our common stock for the periods indicated, as reported by the OTC Bulletin Board. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended August 31, 2012
First Quarter	$1.60	$1.00
Second Quarter	1.01	0.84
Third Quarter	1.01	0.40
Fourth Quarter	0.48	0.31
Fiscal Year Ended August 31, 2013
First Quarter	0.31	0.31
Second Quarter	0.51	0.25
Third Quarter	0.61	0.25
Fourth Quarter	0.46	0.25

As of August 31, 2013, there were 93,584,759 shares of common stock issued and 93,229,291 shares of common stock outstanding, held of record by approximately 327 holders (inclusive of those brokerage firms, clearing houses, banks and other nominee holders, holding common stock for clients, with each such nominee being considered as one holder).

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

Pursuant to Board of Directors approval, the Company adopted its 2013 Equity Incentive Plan (“2013 Plan”) on March 1, 2013 whereby it reserved for issuance up to 30,000,000 shares of its common stock.  The purpose of the Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options (“NSO”) may be granted under the Plan. Restricted Stock may also be granted under the Plan. The Company adopted its 2010 Equity Incentive Plan (“2010 Plan”) on June 1, 2010 whereby it reserved for issuance up to 10,000,000 shares of its common stock. A total of 40,000,000 shares are available for issuance under the 2013 Plan and the 2010 Plan. As of August 31, 2013, grants of 24,570,012 options and shares of Restricted Stock have been made to officers, directors and consultants, net of cancellations.

The following table sets forth information as of August 31, 2012, with respect to compensation plans under which shares of our common stock may be issued.

	Number of Securities Issued as Restricted Stock or to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Security Holders 2013 & 2010 Equity Incentive Plans	24,570,012		15,429,988
Equity Compensation Plans Not Approved by Security Holders	-		-

Our Purchases of Our Equity Securities

During the year ended August 31, 2013, the Company received 40,320 shares of common stock from the Company’s CFO as reimbursement for $5,645 of taxes paid on his behalf. Those shares were returned to the Company’s treasury. As of August 31, 2013, there are 355,468 shares of common stock in the Company’s treasury.

Recent Issuances Involving Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

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

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. During the year ended August 31, 2013, the Board of Directors of the Company unanimously resolved that in light of the Company’s ongoing development activities occurring in Israel, the Company should form a wholly owned Israeli subsidiary, and undertake such activities and expend such funds of the Company as may be necessary in connection therewith. In furtherance thereof, on June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Israel. We are currently actively engaged in the development of software applications which will utilize Augmented Reality. We intend to develop a comprehensive augmented reality platform for consumers. Our objective is to establish ourself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Augmented reality requires an interface, such as digitally-enhanced eyewear, that can instantaneously overlay virtual images and video on top of what is actually experienced. Companies like Google and Lumus are in the process of developing augmented reality glasses that will change the way users see and interact with the world. The Company will utilize their augmented reality applications through these glasses and/or through other mobile devices such as smart phones. As the individual turns his or her head in various directions and looks at different people or objects through the eyewear, the sights that are overlaid change accordingly. The eyewear incorporates speakers that add virtual sounds to the overall experience, as well as microphones that capture and interpret the user’s spoken commands through speech recognition technology in order to summon desired information and actions.

Results of Operations

Our results of operations for the year ended August 31, 2013, consisted of operating and administrative expenses for personnel, leased office space and professional fees, interest incurred on convertible debentures, income tax expense and loss from discontinued operations.

Fiscal year ended August 31, 2013 compared to fiscal year ended August 31, 2012

INFINITY AUGMENTED REALITY, INC.

	Year ended August 31, 2013	Year ended August 31, 2012

General and administrative expenses	$(6,706,494)	$(143,753)
Research and development	(133,704)	-
Total operating expenses	(6,840,198)	(143,753)
Other expense
Foreign exchange loss	(7,136)	-
Interest expense	(67,667)	-

Loss from continuing operations before income tax	(6,915,001)	(143,753)
Income tax (provision) benefit	(190,652)	64,689
Loss from continuing operations	(7,105,653)	(79,064)
Loss from discontinued operations (including loss on disposal of $8,438,584 for the year ended August 31, 2013), net of tax	(4,318,440)	(22,367,220)
Net loss	$(11,424,093)	$(22,446,284)

Expenses. Operating and administrative expenses for continuing operations increased from $143,753 for the year ended August 31, 2012 to $6,840,198 for the year ended August 31, 2013. The increase of approximately $6,696,000 is primarily attributable to an increase of approximately $2,256,000 related to research and development expenses and consulting fees incurred for development of augmented reality applications, payroll and investor relations fees and an increase of approximately $4,440,000 related to the fair value of stock options issued to employees, directors and outside consultants. All of the operating and administrative expenses from the prior period related to our life settlements business and were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Consolidated Financial Statements contained elsewhere in this Form 10-K for more information.

Other Expense. Other expense for continuing operations increased from $0 for the year ended August 31, 2012 to a loss of $74,803 for the year ended August 31, 2013. The increase is primarily attributable to interest expense from shareholder loan and convertible debentures and to foreign exchange loss on our investment in our wholly-owned Israeli subsidiary. We are currently a development stage company and have generated no income in the current period. All of the income (loss) from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Consolidated Financial Statements contained elsewhere in this Form 10-K for more information.

Income Tax. Income tax expense for continuing operations increased from a benefit of $64,689 for the year ended August 31, 2012 to income tax expense of $190,652 for the year ended August 31, 2013. The increase is primarily attributable to an increase in the valuation allowance pursuant to the Company currently being in the development stage. Income tax benefit from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Consolidated Financial Statements contained elsewhere in this Form 10-K for more information.

Net Loss. We reported a net loss of $11,424,093 for the year ended August 31, 2013 compared to a net loss of $22,446,284 for the year ended August 31, 2012. The decrease of approximately $11,022,000 is primarily attributable to a decrease of approximately $18,049,000 loss from discontinued operations offset by an increase of approximately $6,696,000 in general and administrative expenses for continuing operations, an increase of approximately $68,000 in interest expense for continuing operations, an increase of approximately $7,000 in foreign exchange loss on our investment in our wholly-owned Israeli subsidiary and an increase of approximately $256,000 in income tax expense for continuing operations. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended August 31, 2013 was $8,882,223. Net cash provided by investing activities was $9,607,093 arising from proceeds received from a maturity of a life settlement contract which is included in discontinued operations less payment for the purchase of a convertible note and payment for the purchase of equipment. Net cash used in financing activities was $295,000 arising from proceeds received from convertible debentures, exercise of stock options and a loan less payments of principal on the Revolver Loan which is included in discontinued operations. The effect of exchange rate changes on cash was ($2,995). This resulted in an increase in cash of $426,875. Sources of cash flow for continuing operations resulted primarily from proceeds received from the issuance of convertible debentures.

Working Capital and Capital Availability: As of August 31, 2013, we had a working capital deficit of $647,389 consisting of working capital of $127,611 from continuing operations and a working capital deficit of $775,000 from discontinued operations. Subsequent to August 31, 2013, we issued Convertible Debentures and received aggregate proceeds of $1,700,000. We anticipate, that barring unforeseen developments, the proceeds received from these subsequent debt financings will sustain our operations for approximately two months. We expect to raise additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. To date, we issued a total of approximately $3,250,000 of Convertible Debentures with a maximum available of $5,000,000. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for Infinity for the next twelve months.

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

We apply the principles of ASC 985-20, Software- Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. We have adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until we have produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. We have expensed all software development costs when incurred since they have not reached technological feasibility.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the year ended August 31, 2013.

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

New Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements or transactions.

Outlook

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are actively engaged in the development of software applications which will utilize Augmented Reality. On February 26, 2013, we memorialized our understandings regarding prior and future activities with IATL, a company organized under the laws of the State of Israel which is developing applications for our augmented reality activities. Effective June 30, 2013, we terminated our services agreement with IATL. On June 30, 2013, we formed a wholly owned Israeli subsidiary, Infinity Israel. We are currently in the process of developing an augmented reality platform. We believe our Company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector though there can be no assurance that this will be the case. We believe this is due to the fact that augmented reality is one of the technologies of the future.

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

Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective at August 31, 2013.

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) for the Company.  The Company maintains processes designed by, or under the supervision of the Company’s management, including but not limited to the Company’s Chief Executive Officer and Chief Financial Officer or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide  reasonable assurance regarding the  reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles including policies and procedures that: (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and disposition of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”), and that receipts and expenditures of the issuer are being made only in accordance with  authorization of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management has conducted an evaluation of the Company’s internal control over financial reporting using the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission as a basis to evaluate effectiveness and determined that internal control over financial reporting was effective as of the end of the fiscal year ended August 31, 2013. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s internal control over financial reporting is not effective due to the material weakness noted below. A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified:

· Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting and the Company was unable to timely file this Form 10-K.

Changes in Internal Control Over Financial Reporting

The Company hired a third-party consulting firm to assist in the preparation of the more complex financial statement disclosures, such as calculating the fair value of convertible debentures, warrants and options, and foreign currency accounting and consolidations related to the Company’s wholly-owned Israeli subsidiary. There were no other changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended August 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The following individuals constitute our Board of Directors and executive officers as of November 15, 2013:

Name	Age	Position(s)

Enon Landenberg	41	President, Chief Executive Officer and Director, commencing on May 30, 2013. Prior to joining the Company, Mr. Landenberg was the co-founder and managing partner of E-Dologic, Israel’s first interactive advertising agency, which was founded in 1999. The firm launched revolutionary campaigns for leading companies such as Coca-Cola, Mazda, Ford, JDate, Nestle and other Fortune 500 companies. In 2001 E-Dologic was acquired by Publicis Group SA, where Mr. Landenberg served as Chief Interaction Officer until January 2013. Along with building one of the largest digital advertising agencies, Mr. Landenberg is a well-known expert in the interactive media field, a highly sought-after lecturer at technology conventions and a featured TEDx conference keynote speaker. Mr. Landenberg earned an M.B.A. in Business Management from the Ruppin Academic Center and currently serves on the school’s Board of Governors. Recently Mr. Landenberg was named Chief Commercial Marketing Officer for the SpaceIL project, where he led an effort to raise $30 million to finance a project to land an Israeli spacecraft on the moon.

Joshua Yifat	41	Treasurer, Chief Financial Officer and Secretary, commencing on April 15, 2011. Prior to joining the Company, Mr. Yifat was a Vice President of the Managed Futures Group at Morgan Stanley Smith Barney from December 2007 – April 2011, where he supervised 40 managed futures funds with assets under management in excess of $6.5 billion. Prior to Morgan Stanley Smith Barney, he spent 8 years with various major accounting firms (including KPMG, LLP from December 2002 – November 2007) as senior auditor within the financial services group. He is a graduate of Touro College.

Helen Papagiannis	34	Chief Innovation Officer, commencing on March 6, 2013. Prior to joining the Company, Ms. Papagiannis has been a PhD student in Augmented Reality at York University of Toronto, Canada since September 2007. Ms. Papagiannis has also served as a Senior Research Associate in York University’s Augmented Reality Lab since September 2006. Ms. Papagiannis was also employed part-time by the University of Toronto as a University Lecturer in their Joint Program in New Media Studies from January 2008 to May 2008. She has been working with Augmented Reality for nearly a decade with a focus on storytelling and creating compelling experiences in Augmented Reality.

Directors:

Moshe Hogeg	32	Director, joined our Board in October 2012. Mr. Hogeg is currently Chief Executive Officer of Mobli Media, Inc. (“Mobli”) since 2010. Mobli is a thirty-five employee photo and video sharing platform. Mobli recently announced the completion of a $22,000,000 round of financing bringing their total funds raised to $28,500,000. From 2007 to 2009, Mr. Hogeg served as founder and Chief Executive Officer of Web2Sport, a sports oriented social network in Israel, and increased the average viewership from 50 viewers per game to 12,000 viewers per game. From 2000 to 2007, Mr. Hogeg served as a Captain in the Israel Defense Forces. Mr. Hogeg’s prior experience in the technology industry led to the conclusion that he should be nominated to serve as a director of the Company.

Ori Inbar	48	Director, joined our Board in September 2013. Mr. Inbar is currently CEO and Founder of Augmented Reality.org, a global not-for-profit organization. From 2008 to 2012, Mr. Inbar served as CEO and co-founder of Ogmento, Inc., a venture-backed augmented reality games developer. From 2005 to 2007, Mr. Inbar served as Senior Vice President of Solution Marketing at SAP AG, where he led the growth of the integrated platform, SAP NetWeaver, from conception to over $1 billion in annual revenue. Mr. Inbar holds a BA from Tel Aviv University, Israel as a double major in Computer Science and Cinema & TV, and served as a pilot with the rank of Major in the Israeli Air force. Mr. Inbar’s position as a recognized speaker and authority in the realm of augmented reality led to the conclusion that he should be nominated to serve as a director of the Company.

Yuval Rabin	58	Director, joined our Board in May 2013. Mr. Rabin is currently the Chairman of Beyond Verbal Communication Ltd. since November 2011and has served as Managing Partner and Founder of Oris Investments Ltd., an investment company with a focus on clean technology, since March 2010. Before that, he was Managing Partner at Rabin, Sheves, Lipkin-Shahak and Birger Partners, Inc., where he led business development for Israeli technologies companies in the evolving U.S. homeland security market and was also Chief Technology Officer and Chief Operating Officer at BeyondGuide, Inc. From 1985 to 2000, he worked at several technology companies including Esim Inc., Sapiens International and Digital Equipment Corp. – DEC. He completed a five-year program in computer sciences at the IDF computer center. In addition, he is Chairman of The Peace Generation, where he participated in developing several social programs such as day-care centers, after school care, para-military training courses that serve underprivileged populations. He was the co-founder of the Israeli Peace Initiative Program.

Sy Stern	41	Director, joined our Board in December 2010. Mr. Stern is currently a Tax Manager at AIG since January 2011, and a partner in the law firm of Stern and Stern LLP. Prior to AIG, he was a Managing Member of the Stern Professional Group LLC, a consulting group focused on complex tax and legal matters, from July 2007 – December 2010. He also functioned as interim CFO for a real estate development joint venture from July 2007 – April 2008 and as interim controller for a large staffing company from June 2010 – September 2010. He previously was a tax manager with Ernst & Young, LLP from January 2006 – June 2007. Mr. Stern earned his J.D. at New York Law School in May of 1998, and his MBA in Accounting at the Pace University, Lubin School of Business in September of 1999. Mr. Stern is currently a member of good standing in the New York State Bar Association and the New Jersey State Bar Association. He is also a Certified Public Accountant licensed in the State of New York. Mr. Stern’s prior experience, his financial training and his business-focused educational background led to the conclusion that he should be nominated to serve as a director of the Company.

Effective May 30, 2013, Mr. Avrohom Oratz resigned from his positions as President, Chief Executive Officer, Director and all other positions to which he has been assigned, regardless of whether Mr. Oratz served in such capacity, of the Company. Mr. Oratz’s resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

Effective May 30, 2013, Chaim Loeb and Abraham Lowy resigned from the Board of Directors (the “Board”) of the Company.  Their resignations were not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On May 30, 2013, 2013, the Board elected (i) Enon Landenberg as President, Chief Executive Officer and Director, (ii) Yuval Rabin and Adi Sheleg as directors.

On May 30, 2013, the Company agreed in principle to employ Enon Landenberg as President and Chief Executive Officer, through May 31, 2014 with an initial base compensation of $250,000 per year, Mr. Landenberg was entitled to receive 300,000 Non-Qualified Stock Options with an exercise price of $0.405, vesting on May 30, 2013 and expiring on May 29, 2018. On July 31, 2013, Mr. Landenberg waived his rights to these Options, and they were summarily cancelled by the Company

Effective July 31, 2013, Mr. Adi Sheleg resigned from the Board of Directors of the Company. Mr. Sheleg’s resignation was not the result of any disagreements with the Company on any matters relating to the Company’s operations, policies or practices.

On September 11, 2013, the Board of the Company elected Ori Inbar as a director.

In connection with his election to the Board, Mr. Inbar will receive a monthly retainer fee of $2,000 and was granted 100,000 Non-Qualified Stock Options with an exercise price of $0.29 (the “Options”), vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date, i.e. March 1 and September 1), and expire 5 years from each vesting date. 25,000 (or 25%) Options shall initially vest on March 1, 2014 and expire on February 28, 2019. These Options shall be subject to the terms and conditions of the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

Effective November 1, 2013, Infinity Israel entered into an Employment Agreement with Ortal Zanzuri pursuant to which she will serve as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the Board of the Company unanimously resolved to approve Ortal’s employment agreement and resolved to appoint Ortal as the Chief Financial Officer of the Company, effective on January 1, 2014. The Board also accepted the resignation of Mr. Joshua Yifat, effective on December 31, 2013. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri will receive annual compensation of 480,000 New Israeli Shekel (approximately $136,000 based on foreign exchange rate as of November 1, 2013) and will be granted 200,000 Non-Qualified Stock Options with an exercise price, vesting and expiration dates as determined by the Board (the “Options”). These Options shall be subject to the terms and conditions of the Company’s adoption of an Israeli Employee Sub-Plan under the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

We expect that we may add additional directors to the Board of Directors in the next twelve months but have not entered into any discussions with any prospective directors.

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for “director independence” under the AMEX LLC Stock Market listing standards.  Our Board has determined that each of Messrs. Hogeg, Inbar, Rabin and Stern are independent directors under The AMEX LLC Stock Market rules relating to director independence because each is a non-employee director, and none of them has any relationship with the Company or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Director Compensation

Our directors currently do not receive any cash compensation for service on the Board of Directors or any committee thereof, except for Mr. Inbar who will receive a monthly retainer fee of $2,000, but directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. We may compensate independent directors for their service on the Board and any Committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies. In connection with his election to our Board, Mr. Hogeg was granted 100,000 Non-Qualified Stock Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017. Mr. Inbar was granted 100,000 Non-Qualified Stock Options with an exercise price of $0.29 (the “Options”), vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date, i.e. March 1 and September 1), and expire 5 years from each vesting date. 25,000 (or 25%) Options shall initially vest on March 1, 2014 and expire on February 28, 2019. Mr. Stern received 50,000 shares of Common Stock upon joining the Board.

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

Meetings and Attendance

During the fiscal year ended August 31, 2013, there were seven meetings of the Board of Directors.

Each director attended or participated in at least 3/4 of the meetings of the Board of Directors held during our fiscal year ended August 31, 2013 and during his term of service.

Board Committees

We constituted an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee on April 4, 2011. Each Committee operates under a charter that has been approved by our board of directors.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Mr. Stern (Chairman) and Messrs. Hogeg, Inbar and Rabin.  Each individual is involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. The board of directors has determined that Mr. Stern is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K. The Audit Committee has the sole authority and responsibility to select, evaluate and replace our independent registered public accounting firm or nominate the independent auditors for shareholder approval. The Audit Committee must pre-approve all audit engagement fees and terms and all non-audit engagements with the independent auditors. The Audit Committee consults with management but does not delegate these responsibilities. The Audit Committee will also review all “related party” transactions.

Compensation Committee

Our Compensation Committee was formed in April 2011 and consists of Messrs. Hogeg, Rabin and Stern. Our Compensation Committee will award stock options to officers and employees. The Compensation Committee has overall responsibility for approving and evaluating the employment agreements, severance agreements, and executive officer compensation plans, policies and programs of the company. There is currently no chairman for the Compensation Committee.

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in April 2011 and consists of Messrs. Hogeg, Inbar, Rabin and Stern. The Nominating and Corporate Governance Committee is responsible for (1) reviewing suggestions of candidates for director made by directors and others; (2) identifying individuals qualified to become Board members, and recommending to the Board the director nominees for the next annual meeting of shareholders; (3) recommending to the Board director nominees for each committee of the Board; (4) recommending to the Board the corporate governance principles applicable to the company; and (5) overseeing the annual evaluation of the Board and management. Pursuant to the Nominating and Corporate Governance Committee charter, there is no difference in the manner in which a nominee is evaluated based on whether the nominee is recommended by a shareholder or otherwise. There is currently no chairman for the Nominating and Corporate Governance Committee.

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

2013 Equity Incentive Plan

Pursuant to Board of Directors approval, the Company adopted its 2013 Equity Incentive Plan on March 1, 2013 (the “2013 Plan”) whereby it reserved for issuance up to 30,000,000 shares of its common stock. The purpose of the 2013 Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the 2013 Plan. Options in the form of Non-Statutory Stock Options (“NSO”) may be granted under the 2013 Plan. Restricted Stock may also be granted under the 2013 Plan. At August 31, 2013, grants of 14,590,012 NSO’s and shares of Restricted Stock have been made to our officers, directors and consultants, net of cancelations.

The Board of Directors of the Company or a Compensation Committee will administer the 2013 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

2010 Equity Incentive Plan

Pursuant to Board of Directors and stockholder approval, the Company adopted its 2010 Equity Incentive Plan on June 1, 2010 (the “2010 Plan”) whereby it reserved for issuance up to 10,000,000 shares of its common stock. The purpose of the 2010 Plan is to provide directors, officers and employees of, and consultants, to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers, employees and consultants of the Company are eligible to participate in the 2010 Plan. Options in the form of Incentive Stock Options (“ISO”) and Non-Statutory Stock Options (“NSO”) may be granted under the 2010 Plan. Restricted Stock may also be granted under the 2010 Plan.  At August 31, 2013, grants of 9,980,000 NSO’s and shares of Restricted Stock have been made to our officers, directors and consultants.

The Board of Directors of the Company or a Compensation Committee will administer the 2010 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

Incentive stock options may be granted under the 2010 Plan only to employees of the Company and its affiliates.  Employees, directors and consultants of the Company and its affiliates are eligible to receive all other types of awards under the 2010 Plan.  No incentive stock option may be granted under the 2010 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of the Company or any affiliate of the Company, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

Directors’ and Officers’ Indemnity

We have entered into indemnification agreements with key officers and directors and such persons shall also have indemnification rights under applicable laws, and our certificate of incorporation and bylaws.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the annual compensation and long-term compensation awards for the fiscal years ended August 31, 2013, 2012 and 2011 for Enon Landenberg, our current Chief Executive Officer, Joshua Yifat, our current Chief Financial Officer, Helen Papagiannis, our Chief Innovation Officer, Avrohom Oratz, our former Chief Executive Officer and former Chief Financial Officer, and Moshe Oratz, our former Chief Executive Officer during the fiscal years ended August 31, 2013, 2012 and 2011.

Name and Principal Position (in dollars)	Fiscal Year	Salary ($)(1)	Bonus ($)(2)	Restricted Stock Awards ($)(3)	Option Awards ($)(4)	All Other Compensation ($)(5)	Total ($)

Enon Landenberg	2013	62,500	-	-	57,698	-	120,198
President, Chief Executive Officer	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-

Joshua Yifat	2013	166,400	14,400		27,166	9,000	216,966
Treasurer, Chief Financial Officer	2012	160,000	-	-	-	12,000	172,000
	2011	60,000	-	210,000	-	3,375	273,375

Helen Papagiannis	2013	96,667	-	-	38,307	-	134,974
Chief Innovation Officer	2012	-	-	-	-	-	-
	2011	-	-	-	-	-	-

Avrohom Oratz	2013	128,700	60,750	-	19,233	6,750	215,433
Former President, Chief Executive	2012	165,000	-	-	-	12,000	177,000
Officer	2011	162,042	-	-	-	7,510	169,552

Moshe Oratz	2013	-	-	-	-	-	-
Former President, Chief Executive	2012	-	-	-	-	-	-
Officer	2011	161,806	-	-	-	-	161,806

On an annual basis, for the fiscal years ended August 31, 2013, 2012 and 2011, the salaries included above would accrue at the rate of $250,000 per annum for Enon Landenberg, $166,400 per annum and $160,000 respectively for Joshua Yifat, $200,000 per annum for Helen Papagiannis, $171,600 per annum, $165,000 and $150,000 respectively for Avrohom Oratz and $250,000 per annum for Moshe Oratz.

(1) The dollar value of base salary (cash and non-cash) earned.

(2) The dollar value of bonus (cash and non-cash) earned.

(3) The fair value at grant date for the shares of restricted stock issued as compensation for services to the persons listed in the table.

(4) The fair value at grant date for the options issued as compensation for services to the persons listed in the table.

(5) All other compensation received that we could not properly report in any other column of the table.

Mr. Moshe Oratz resigned as our President and Chief Executive Officer effective April 8, 2011 to pursue other business interests. The Company entered into two formal written employment agreements with Avrohom Oratz and Joshua Yifat. Employment agreements dated June 1, 2010 (and amended April 8, 2011), and April 15, 2011 respectively have been entered with each of Avrohom Oratz and Joshua Yifat. Pursuant to their respective employment agreements, Mr. Avrohom Oratz served as our President and Chief Executive Officer until May 30, 2013 at an annual salary of $165,000, increased to $171,600 effective September 1, 2012. Mr. Joshua Yifat serves as our Treasurer and Chief Financial Officer at an annual salary of $160,000, increased to $171,600 effective September 1, 2012, which agreement runs through April 15, 2014. The agreement entitles Mr. Yifat to receive a net year-end performance bonus, based on performance measurements approved by the independent Directors, as well as certain other benefits. He is also subject to non-competition and confidentiality requirements. We may terminate the agreement at any time for cause. On November 11, 2013, the Board of the Company unanimously resolved to appoint Ortal Zanzuri as the Chief Financial Officer of the Company, effective on January 1, 2014. The Board also accepted the resignation of Mr. Joshua Yifat, effective on that same date. Effective May 30, 2013, the Company agreed in principle to employ Enon Landenberg as President and Chief Executive Officer, through May 31, 2014 with an initial base compensation of $250,000 per year, Mr. Landenberg was entitled to receive 300,000 Non-Qualified Stock Options with an exercise price of $0.405, vesting on May 30, 2013 and expiring on May 29, 2018. On July 31, 2013, Mr. Landenberg waived his rights to these Options, and they were summarily cancelled by the Company

Upon being appointed as Chief Financial Officer, Mr. Joshua Yifat was granted 100,000 shares of common stock under our Equity Plan. During the year ended August 31, 2013, Mr. Joshua Yifat was granted a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which Options vest on March 6, 2013 and expire on March 7, 2018. Mr. Yifat may also participate in any and all benefits and perquisites as are generally provided for the benefit of executive employees.

Effective March 6, 2013, Ms. Papagiannis became the Company’s Chief Innovation Officer with an annual base compensation of $200,000. Ms. Papagiannis was granted a total of 500,000 Options issued under the 2010 Equity Plan, with an exercise price of $0.25. 100,000 of such Options vested on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire 5 years from each vesting date. Effective September 1, 2013, the Company terminated the At-Will Employment Agreement with Helen Papagiannis and entered into a consulting agreement with Helen Papagiannis pursuant to which she will continue to serve as the Chief Innovation Officer of the Company. The essential terms of the consulting agreement are similar to the prior At-Will Employment Agreement except for minor amended terms.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

This table sets forth certain information regarding the ownership of our common stock as of November 15, 2013 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using “beneficial ownership” concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of the date hereof, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Moshe Oratz (2) (3) (4)	30,773,527	33.0%

Joshua Yifat (2) (6)	289,680	(12)

Helen Papagiannis (2) (7)	250,000	(12)

Moshe Hogeg 22 Laurie Dr. Englewood Cliffs, New Jersey 07632	100,000	(12)

Sy Stern 1556 East 29 th Street Brooklyn, New York 11210	50,000	(12)

Credit Strategies, LLC & Affiliates
405 Lexington Avenue New York, New York 10174	8,572,745	(4) (5)

Agam Technologies LLC (8) 25 Robert Pitt Drive Monsey, New York 10952	5,500,000	5.6%

Gili Revensary, GiliTech LLC (9) 25 Robert Pitt Drive Monsey, New York 10952	6,000,000	6.1%

SmartEyes Technologies LLC (10) 25 Robert Pitt Drive Monsey, New York 10952	5,000,000	5.1%

XO Marketing LLC (11) 25 Robert Pitt Drive Monsey, New York 10952	5,500,000	5.6%

All Directors and Officers as a Group	689,680	(12)

(1) Based on 93,229,291 shares of common stock outstanding.

(2) The address for each of these persons is 2220 Nostrand Avenue, Brooklyn, New York 11210.

(3) Mr. Oratz is the sole member of CS Master Holdings LLC, which owns 30,487,500 shares of Common Stock. Mr. Oratz disclaims ownership in 13,687,810 shares held by trusts for the benefit of his children, and administered by trustees.

(4) In April 2011, CS Master Holdings LLC granted to Platinum Partners Value Arbitrage Fund, L.P. (“Value”) and Credit Strategies LLC (“Credit Strategies”) transferable options to acquire an aggregate of 20,000,000 shares of our Common Stock at an exercise price of $0.005 per share. The options, exercisable in whole or in part, expire in April 2016. Pursuant to the terms of the Option Agreement, CS Master Holdings LLC is restricted from selling or otherwise transferring the underlying shares of Common Stock without Value or Credit Strategies’ consent prior to the expiration of the option. The Option Agreements contain provisions prohibiting exercise of the options that would result in the stockholder owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934.

(5) The Holder listed below beneficially owns shares of our Common Stock as follows:

Name of Beneficial Owner	Shares Currently Owned	Shares Underlying Convertible Debentures	Warrants

Credit Strategies, LLC & Affiliates	8,572,745	10,900,000	10,900,000

The options granted by CS Master Holdings LLC to Credit Strategies and Value contain provisions prohibiting any conversions of the options that would result in the stockholder (or its affiliates) owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. The shares transferable to Credit Strategies and Value are not including the foregoing table. Mark Nordlicht has voting and investment control over the securities held by Credit Strategies and Value.

(6) Number of shares represents 59,680 shares of Common Stock and 230,000 Non-Qualified Stock Options (the “Options”) issued under the 2010 Equity Plan with an exercise price of $0.25, which Options vested on March 6, 2013 and expire on March 7, 2018.

(7) Ms. Papagiannis, who became the Company’s Chief Innovation Officer in March 2013, was granted a total of 500,000 Options issued under the 2010 Equity Plan, with an exercise price of $0.25. 100,000 of such Options vested on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire 5 years from each vesting date. The next vesting date will be June 1, 2013; at that time she will be the beneficial owner of 150,000 shares (less than 1%).

(8) Agam Technologies LLC received a total of 5,500,000 Options, of which 1,750,000 Options were issued under the 2010 Equity Plan and 3,750,000 Options were issued under the 2013 Equity Plan. The Options have an exercise price of $0.10, vested on March 4, 2013 and expire on March 5, 2018.

(9) Gili Revensary received a total of 6,000,000 Options, of which 3,000,000 Options were issued under the 2010 Equity Plan and 3,000,000 Options were issued under the 2013 Equity Plan. The Options have an exercise price of $0.10, vested on March 4, 2013 and expire on March 5, 2018.

(10) SmartEyes Technologies LLC received a total of 5,000,000 Options, of which 1,350,000 Options were issued under the 2010 Equity Plan and 3,650,000 Options were issued under the 2013 Equity Plan. The Options have an exercise price of $0.10, vested on March 4, 2013 and expire on March 5, 2018.

(11) XO Marketing LLC received a total of 5,500,000 Options, of which 1,750,000 Options were issued under the 2010 Equity Plan and 3,750,000 Options were issued under the 2013 Equity Plan. The Options have an exercise price of $0.10, vested on March 4, 2013 and expire on March 5, 2018.

(12) Less than 1%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

None.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 10, 2011, the Company’s Board of Directors appointed Marcum LLP (“Marcum”) as our new independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2011. Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended August 31, 2013	Year Ended August 31, 2012
Audit Fees	$148,000	$165,500
Audit-Related Fees	5,000	24,500
Tax Fees	16,600	18,000
All Other Fees	-	-
Total	$169,600	$208,000

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

Policy on Pre-Approval of Services Performed by Independent Auditors

It is our Board of Directors’ policy to pre-approve all audit and permissible non-audit services performed by the independent auditors. We approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

We have filed the following documents as part of this report on Form 10-K:

1. Financial Statements. The audited consolidated financial statements of Infinity Augmented Reality, Inc. required by Part II, Item 8, of this report on Form 10-K, which are listed on page F-1 of this annual report on Form 10-K, including the notes thereto and the report of our independent registered public accounting firm.

2. Financial Statement Schedules. We have not filed any financial statement schedules as part of this report on Form 10-K because these schedules are not required or because the information required to be included in these schedules has been included in our audited consolidated financial statements or the notes thereto.

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K:

Exhibit Number	Description
3.2A	By-Laws (1)
3.3	Restated and Amended Articles of Incorporation (2)
3.4	Form of Certificate of Designation for Series A Convertible Preferred Stock (2)
3.5	Form of Certificate of Designation for Series B Convertible Preferred Stock (5)
10.3	Form of Securities Purchase Agreement (3)
10.4	Form of Warrant (3)
10.5	Form of Registration Rights Agreement (3)
10.8	2010 Equity Incentive Plan (3)
10.10	Form of Securities Exchange Agreement with certain Series A Preferred Stockholders (4)
10.11	Amendment to Employment Agreement of Avrohom Oratz (4)
10.12	Employment Agreement with Joshua Yifat, dated April 15, 2011 (4)
10.14	Voting Trust Agreement (5)
10.15	Loan and Security Agreement (6)
10.16	Preferred Shares Agreement (6)
10.17	Loan Satisfaction Agreement (7)
10.18	Articles of Merger between Absolute Life Solutions, Inc. and Infinity Augmented Reality LLC. (8)
10.19	2013 Equity Incentive Plan. (8)
10.20	Services Agreement effective February 26, 2013 between Absolute Life Solutions, Inc. and Infinity Advanced Technologies LTD. (8)
10.21	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Agam Technologies LLC. (8)
10.22	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Gili Revensary individually and as, Managing Member of GiliTech LLC. (8)
10.23	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and SmartEyes LLC. (8)
10.24	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and XO Marketing LLC. (8)
10.25	Consulting Agreement effective March 4, 2013 between Absolute Life Solutions, Inc. and Yossi Shemesh. (8)
10.26	At-Will Employment Agreement effective March 6, 2013 between Absolute Life Solutions, Inc. and Helen Papagiannis. (8)
10.27	Securities Purchase Agreement effective April 23, 2013. (9)
10.32	Certificate of Incorporation of Infinity Augmented Reality Israel Ltd. (10)
10.33	Articles of Association of Infinity Augmented Reality Israel Ltd. (10)
31.1	Certification of Principal Executive Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (11)
31.2	Certification of Principal Financial Officer Pursuant To Section 302 Of The Sarbanes-Oxley Act Of 2002 (11)
32.1	Certificate of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (11)
32.1	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (11)

(1) Filed as an Exhibit to our Registration Statement on Form SB-2 filed on December 24, 2007.

(2) Filed as an Exhibit to our Form 10-Q filed on July 15, 2010.

(3) Filed as an Exhibit to our Form 8-K filed on July 26, 2010.

(4) Filed as an Exhibit to our Form 8-K filed on April 11, 2011.

(5) Filed as an Exhibit to our Form 8-K filed on April 14, 2011.

(6) Filed as an Exhibit to our Form 8-K filed on August 2, 2012.

(7) Filed as an Exhibit to our Form 8-K filed on November 20, 2012.

(8) Filed as an Exhibit to our Form 10-Q filed on April 22, 2013.

(9) Filed as an Exhibit to our Form 8-K filed on April 25, 2013.

(10) Filed as an Exhibit to our Form 10-Q filed on July 22, 2013.

(11) Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

December 23, 2013	/s/ Enon Landenberg
Enon Landenberg, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as in

Signature	Capacity in which Signed	Date

/s/ Enon Landenberg
Enon Landenberg	President, Director and Chief Executive Officer (Principal Executive Officer)	December 23, 2013
/s/ Joshua Yifat
Joshua Yifat	Treasurer and Chief Financial Officer (Principal Financial Officer)	December 23, 2013
/s/ Moshe Hogeg
Moshe Hogeg	Director	December 23, 2013

/s/ Ori Inbar
Ori Inbar	Director	December 23, 2013

/s/ Yuval Rabin
Yuval Rabin	Director	December 23, 2013

/s/ Sy Stern
Sy Stern	Director	December 23, 2013

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY (formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

FINANCIAL STATEMENTS

AUGUST 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Audit Committee of the

Board of Directors and Shareholders of

Infinity Augmented Reality, Inc.

We have audited the accompanying consolidated balance sheets of Infinity Augmented Reality, Inc. and its subsidiary (formerly known as Absolute Life Solutions, Inc. and its subsidiary) (a Development Stage Company) (the “Company”) as of August 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the years then ended and for the period from November 15, 2012 through August 31, 2013.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Infinity Augmented Reality, Inc. and its subsidiary (formerly known as Absolute Life Solutions, Inc. and its subsidiary) (a Development Stage Company), as of August 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended and for the period from November 15, 2012 through August 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements as of November 15, 2012 the Company entered into the development stage, and the continued existence of the Company is dependent upon its ability to generate sufficient cash from its augmented reality business and to meet its obligations as they come due. The expected demand for and selling prices of the Company’s software applications, may not be sufficient to meet cash flow requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

December 23, 2013

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED BALANCE SHEETS

	August 31, 2013	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$431,760	$4,885
Convertible note receivable	50,000	-
Prepaid expenses	21,355	15,192
Current assets of discontinued operations	-	4,562,177
Total current assets	503,115	4,582,254
Leasehold improvements and equipment, net	126,108	66,129
Security deposit	86,272	56,688
Deferred taxes	-	190,652
Noncurrent assets of discontinued operations	145,781	64,667,124
TOTAL ASSETS	$861,276	$69,562,847
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$371,598	$441,297
Interest payable	3,906	-
Current liabilities of discontinued operations	775,000	60,076,710
Total current liabilities	1,150,504	60,518,007
Deferred rent	-	49,335
Convertible debentures, net of debt discount	128,327	-
Long-term liabilities of discontinued operations	-	4,433,696
TOTAL LIABILITES	1,278,831	65,001,038
Contingencies
STOCKHOLDERS’ (DEFICIT) EQUITY
Preferred stock ($0.00001 par value; 100,000,000 authorized;
of which 60,000 are designated as Series A 12.5% convertible preferred stock; No Series A issued and outstanding ( August 31, 2012 – No Series A issued and outstanding)	-	-
of which 25,000 are designated as Series B 12.5% convertible preferred stock; No Series B issued and outstanding ( August 31, 2012 – No Series B issued and outstanding)	-	-
Common stock ($0.00001 par value; 500,000,000 authorized; 93,584,759 issued and 93,229,291 outstanding) ( August 31, 2012 – 92,544,747 issued and 92,229,599 outstanding)	936	925
Additional paid in capital	57,938,675	51,486,890
Treasury stock, at cost (355,468 shares of common stock) ( August 31, 2012 – 315,148 shares of common stock)	(49,766)	(44,121)
Accumulated deficit	(58,305,978)	(46,881,885)
Accumulated other comprehensive loss	(1,422)	-
Total Stockholders’ (Deficit) Equity	(417,555)	4,561,809
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$861,276	$69,562,847

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended August 31, 2013	Year ended August 31, 2012	From November 15, 2012 to August 31, 2013

General and administrative expenses	$(6,706,494)	$(143,753)	$(6,527,215)
Research and development	(133,704)	-	(133,704)
Total operating expenses	(6,840,198)	(143,753)	(6,660,919)

Other expense
Foreign exchange loss	(7,136)		(7,136)
Interest expense	(67,667)	-	(67,667)
Loss from continuing operations before income tax	(6,915,001)	(143,753)	(6,735,722)
Income tax (provision) benefit	(190,652)	64,689	(78,637)
Loss from continuing operations	(7,105,653)	(79,064)	(6,814,359)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the year ended August 31, 2013, respectively), net of tax	(4,318,440)	(22,367,220)	-
Net loss	(11,424,093)	(22,446,284)	(6,814,359)
Deemed dividend on issuance of Series A and Series B Preferred Stock	-	(932,643)	-
Dividend on Convertible Preferred Stock	-	(4,580,642)	-
Net loss applicable to common shareholders	$(11,424,093)	$(27,959,569)	$(6,814,359)

Basic and diluted loss per common share

Continuing operations	$(0.07)	$-
Discontinued operations	(0.04)	(0.30)
Net loss per common share	$(0.11)	$(0.30)

Basic weighted average shares outstanding	98,413,541	93,997,860
Diluted weighted average shares outstanding	98,413,541	93,997,860

Net loss	$(11,424,093)	$(27,959,569)
Foreign currency translation adjustments	(1,422)	-
Comprehensive loss	$(11,425,515)	$(27,959,569)

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31, 2013	Year ended August 31, 2012	From November 15, 2012 to August 31, 2013
OPERATING ACTIVITIES
Net loss	$(11,424,093)	$(22,446,284)	$(6,814,359)
Loss from discontinued operations	4,318,440	22,367,220	-
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	61,218	-	61,218
Foreign exchange gain on investment in subsidiary	1,157	-	1,157
Stock-based compensation	4,511,362	-	4,511,362
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	(5,645)	-	(5,645)
Payment-in-kind interest on shareholder loan	2,543	-	2,543
Loss on disposition of equipment	13,161	-	13,161
Amortization of leasehold improvements	3,790	-	3,790
Depreciation	23,118	23,953	18,128
Deferred rent	(49,335)	7,187	(63,638)
Deferred income taxes	190,652	79,064	78,637

Changes in operating assets and liabilities
Prepaid expenses	(6,141)	29,852	(2,791)
Security deposit	(29,222)	-	(29,222)
Accounts payable and accrued expenses	(70,090)	396,690	19,338
Interest payable	3,906	-	3,906

Net cash (used in) provided by operating activities- continuing operations	(2,455,179)	457,682	(2,202,415)
Net cash (used in) provided by operating activities- discontinued operations	(6,427,044)	(10,097,013)	5,858,675
Net cash (used in) provided by operating activities	(8,882,223)	(9,639,331)	3,656,260

INVESTING ACTIVITIES

Purchase of convertible note	(50,000)	-	(50,000)
Proceeds received from sale of equipment	5,200	-	5,200
Purchase of leasehold improvements and equipment	(104,825)	-	(104,825)
Net cash used in investing activities- continuing operations	(149,625)	-	(149,625)
Net cash provided by investing activities- discontinued operations	9,756,718	994,216	-
Net cash provided by (used in) investing activities	9,607,093	994,216	(149,625)

FINANCING ACTIVITIES
Proceeds from convertible debentures	1,725,000	-	1,725,000
Proceeds from exercise of stock options	80,000	-	80,000
Proceeds from shareholder loan	200,000	-	200,000
Net cash provided by financing activities- continuing operations	2,005,000	-	2,005,000
Net cash (used in) provided by financing activities- discontinued operations	(2,300,000)	8,650,000	(5,135,000)
Net cash (used in) provided by financing activities	(295,000)	8,650,000	(3,130,000)
Effect of exchange rate on cash and cash equivalents	(2,995)	-	(2,995)
Change in cash and cash equivalents	426,875	4,885	373,640
Cash and cash equivalents, beginning	4,885	-	58,120
Cash and cash equivalents, ending	$431,760	$4,885	$431,760
Non-cash financing activities:
Conversion of shareholder loan into convertible debentures	$202,543	$-	$202,543
Warrants issued in connection with convertible debentures	$818,712	$-	$818,712
Fair value of conversion option	$1,041,722	$-	$1,041,722
Term loan issued for repurchase of preferred stock which is included in discontinued operations	$-	$57,150,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

(A Development Stage Company)

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Preferred Stock						Additional		Retained Earnings	Accumulated Other
	Series A		Series B		Common Stock		Paid-In	Treasury	(Accumulated	Comprehensive
	Number	Amount	Number	Amount	Number	Amount	Capital	Stock	Deficit)	Loss	Total
Balance, September 1, 2011	41,950	$-	8,850	$-	85,424,597	$854	$96,773,677	$-	$(18,922,317)	$-	$77,852,214

Preferred stock and warrants issued for cash at $1,000 per share	6,350	-	-	-	-	-	6,350,000	-	-	-	6,350,000

Stock dividends paid on preferred stock	-	-	-	-	7,120,150	71	4,580,570	-	(4,580,641)	-	-

Deemed dividends on preferred stock	-	-	-	-	-	-	932,643	-	(932,643)	-	-

Repurchase of preferred stock	(48,300)	-	(8,850)	-	-	-	(57,150,000)	-	-	-	(57,150,000)

Purchase of treasury stock	-	-	-	-	(315,148)	-	-	(44,121)	-	-	(44,121)

Net loss	-	-	-	-	-	-	-	-	(22,446,284)	-	(22,446,284)

Balance, August 31, 2012	-	$-	-	$-	92,229,599	$925	$51,486,890	$(44,121)	$(46,881,885)	-	$4,561,809

Common stock issued for consulting services at $0.29 per share in May 2013	-	-	-	-	240,012	3	69,601	-	-	-	69,604

Exercise of stock options by consultants	-	-	-	-	800,000	8	79,992	-	-	-	80,000

Fair value of stock options granted to officer, directors and consultants	-	-	-	-	-	-	4,441,758	-	-	-	4,441,758

Fair value of warrants issued with convertible debentures	-	-	-	-	-	-	818,712	-	-	-	818,712

Beneficial conversion feature of convertible debentures	-	-	-	-	-	-	1,041,722	-	-	-	1,041,722

Purchase of treasury stock	-	-	-	-	(40,320)	-	-	(5,645)	-	-	(5,645)

Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	(1,422)	(1,422)
Net loss	-	-	-	-	-	-	-	-	(11,424,093)		(11,424,093)

Balance, August 31, 2013	-	$-	-	$-	93,229,291	$936	$57,938,675	$(49,766)	$(58,305,978)	$(1,422)	$(417,555)

The accompanying notes are an integral part of these consolidated financial statements.

1. NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc.) (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was an Exploration Stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and was in the business of the acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes and was no longer classified as a development stage company.

Effective November 15, 2012, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company is currently classified as a development stage company. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the consolidated financial statements. As discussed in Note 3, the prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC (“IAR Subsidiary”) and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel”). The Company is actively engaged in the development of software applications which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for consumers. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s augmented reality products, may not be sufficient to meet cash flow expectations. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These audited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of August 31, 2013 and 2012 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The Company regularly evaluates estimates and assumptions. The Company bases its estimates and assumptions on current facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected. The most significant estimates with regard to these financial statements relate to the value of warrants and options and deferred income tax amounts and rates and timing of the reversal of income tax differences.

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having no operating revenues during the period from November 15, 2012 (“Inception”) to August 31, 2013, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that revenues are generated. From November 15, 2012 through August 31, 2013, all operating expenses of the Company related to its augmented reality business and is included in the Consolidated Statements of Operations. The Company had operating expenses of $179,279 and $143,753 respectively for the period from September 1, 2012 to November 15, 2012 and the period from June 1, 2012 to August 31, 2012 respectively, relating to its augmented reality business.

Cash and Cash Equivalents

The Company considers all short term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

Reclassifications

During the year ended August 31, 2013, the Company disposed of all its life settlement contracts. As of August 31, 2013, all of the operations related to the life settlement business, as well as any resulting gain or loss recognized from the disposal, have been reported as discontinued operations in the consolidated financial statements. The Company has also reported the prior period operations related to this business as discontinued operations retrospectively for all periods presented. Additionally, the assets and liabilities related to the life settlements business have been classified as discontinued operations in the consolidated balance sheets for all periods presented. See Note 3 - Discontinued Operations for more information.

Financial Instruments

The fair value of certain of the Company’s financial instruments, consisting of cash, accounts payable and accrued expenses are estimated to be equal to their carrying value due to the short-term nature of these instruments. It is management’s opinion that the Company is not exposed to significant interest, currency and credit risks arising from these financial instruments.

Leasehold Improvements and Equipment

Equipment consists of computer hardware and furniture and is recorded at cost. Computer hardware and furniture are depreciated on a straight-line basis over their estimated lives of five years. Leasehold improvements are amortized on a straight-line basis over the lease life of two years.

Deferred Rent

The Company’s prior operating lease provided for minimum annual payments that adjusted over the life of the lease. The aggregate minimum annual payments were expensed on the straight-line basis over the minimum lease term. The Company recognized a deferred rent liability for rent escalations when the amount of straight-line rent exceeded the lease payments, and reduced the deferred rent liability when the lease payments exceed the straight-line rent expense. As of August 31, 2013, the Company has no deferred rent liability.

Software Development Costs

The Company applies the principles of ASC 985-20, Software- Costs of Software to Be Sold, Leased, or Marketed, which requires that software development costs incurred in conjunction with product development be charged to research and development expense until technological feasibility is established. Thereafter, until the product is released for sale, software development costs must be capitalized and reported at the lower of unamortized cost or net realizable value of the related product. The Company has adopted the “tested working model” approach to establishing technological feasibility for its products. Under this approach, a product in development is not considered to have passed the technological feasibility milestone until the Company has produced a model of the product that contains essentially all the functionality and features of the final product and have tested the model to ensure that it works as expected. The Company has expensed all software development costs when incurred since none of the Company’s products have reached technological feasibility.

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders’ equity (deficit), whereas gains or losses resulting from foreign currency remeasurement and transactions are included in results of operations.

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the year ended August 31, 2013, 30,450,344 shares of common stock, comprised of 7,710,172 convertible debentures with a conversion price of $0.25, 7,710,172 warrants with an exercise price of $0.50, and stock options exercisable into 22,430,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive. For the year ended August 31, 2012, 27,700,000 and 28,142,500 warrants with an exercise price of $2.00 and $4.00 respectively, and 55,400 Series A and Series B preferred shares, convertible into 55,400,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In March 2013, the FASB issued ASU 2013-07, “Presentation of Financial Statements (Topic 205): Liquidation Basis of Accounting.” The amendments require an entity to prepare its financial statements using the liquidation basis of accounting when liquidation is imminent. Liquidation is imminent when the likelihood is remote that the entity will return from liquidation and either (a) a plan for liquidation is approved by the person or persons with the authority to make such a plan effective and the likelihood is remote that the execution of the plan will be blocked by other parties or (b) a plan for liquidation is being imposed by other forces (for example, involuntary bankruptcy). If a plan for liquidation was specified in the entity’s governing documents from the entity’s inception (for example, limited-life entities), the entity should apply the liquidation basis of accounting only if the approved plan for liquidation differs from the plan for liquidation that was specified at the entity’s inception. The amendments require financial statements prepared using the liquidation basis of accounting to present relevant information about an entity’s expected resources in liquidation by measuring and presenting assets at the amount of the expected cash proceeds from liquidation. The entity should include in its presentation of assets any items it had not previously recognized under U.S. GAAP but that it expects to either sell in liquidation or use in settling liabilities (for example, trademarks). The amendments are effective for entities that determine liquidation is imminent during annual reporting periods beginning after December 15, 2013, and interim reporting periods therein. Entities should apply the requirements prospectively from the day that liquidation becomes imminent. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

In July 2013, the FASB issued ASU 2013-11, “Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.” ASU 2013-11 provides guidance on the presentation of unrecognized tax benefits related to any disallowed portion of net operating loss carryforwards, similar tax losses, or tax credit carryforwards, if they exist. ASU 2013-11 is effective for fiscal years beginning after December 15, 2013. The adoption of this standard is not expected to have a material impact on the Company’s financial position and results of operations.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of the Company.

3. DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the consolidated financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the consolidated balance sheets as of August 31, 2013. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the consolidated statement of operations for the year ended August 31, 2013 and 2012 are as follows:

	Year ended August 31, 2013	Year ended August 31, 2012

Sales, general and administrative expenses	$(204,200)	$(2,175,602)
Other income (expense)
Realized gain on life settlement contracts held under investment method	-	319,843
Realized loss on extinguishment of debt	(8,438,584)	-
Change in fair value of life settlement contracts net of premiums paid	2,055,438	(36,460,974)
Interest expense	(1,610,571)	(626,710)
Loss from discontinued operations before income tax	(8,197,917)	(38,943,443)
Income tax benefit	3,879,477	16,576,223
Net loss from discontinued operations	$(4,318,440)	$(22,367,220)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the consolidated balance sheets consist of the following:

	August 31, 2013	August 31, 2012
ASSETS
Current Assets
Cash and cash equivalents	$-	$228,165
Investment in life settlement contracts at investment method	-	4,334,012
Total current assets of discontinued operations	-	4,562,177

Investment in life settlement contracts at fair value	-	64,667,124
Deferred income taxes	145,781	-
Total noncurrent assets of discontinued operations	$145,781	$64,667,124

LIABILITIES
Current Liabilities
Interest payable	$-	$626,710
Loans payable	-	59,450,000
Income and other taxes payable	775,000	-
Total current liabilities of discontinued operations	775,000	60,076,710

Deferred income taxes	-	4,433,696
Total long-term liabilities of discontinued operations	$-	$4,433,696

During the year ended August 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, these proceeds were used to satisfy the Company’s outstanding obligations of $9,378,807 in discontinued operations, including (i) interest on Term Loan of $2,123,281, (ii) $5,971,000 outstanding under the Revolving Loan, plus $114,000 in interest under the Revolving Loan, or a total of $6,085,000 due under the Revolving Loan and (iii) $1,170,526 premiums payable on behalf of ALS Capital Ventures LLC.

As of August 31, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $775,000, which includes $75,000 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

4. CONVERTIBLE NOTE RECEIVABLE

On July 10, 2013, the Company was issued a $50,000 par value Convertible Promissory Note from Meta Company, a Delaware company. The Note bears a 5% annual coupon and matures on July 31, 2014. The Note is convertible into common shares of Meta Company at conversion price of 80% of the price of common equity sold in a Qualified Offering of at least $1,000,000. The note is carried at cost which approximates fair value.

5. CONVERTIBLE DEBENTURES

During the year ended August 31, 2013, the Company completed a private placement of (i) five-year Convertible Debentures (the “Debentures”) for an aggregate principal amount of $1,927,543,bearing interest at 1.2% per annum, convertible into shares (the “Conversion Shares”) of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “Warrants”) to purchase 7,710,172 shares of common stock (the “Warrant Shares”), to certain accredited investors (the “Purchasers”) pursuant to Securities Purchase Agreements dated April 23, May 17, May 22, May 29, July 2, July 29 and August 27, 2013.

The Debentures bear interest at 1.2% per annum payable semi-annually in arrears in either cash or common stock (at the discretion of the Company). There are no provisions for early redemption by the Company.

 The Purchasers were issued Warrants to purchase the Company’s common stock, exercisable for a period of five years at an initial exercise price of $0.50, subject to adjustment. The Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The Warrants do not confer any voting rights or any other rights as a shareholder.

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes. The Company recorded an aggregate of $1,860,434 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on April 23, May 17, May 22 and May 29, July 2, July 29 and August 27, 2013.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	April 23, 2013	May 17, 2013	May 22, 2013	May 29, 2013
Contractual term (Years)	5.0	5.0	5.0	5.0
Volatility	71.0%	71.9%	71.7%	72.0%
Dividend yield	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.70%	0.79%	0.84%	1.02%

	July 2, 2013	July 29, 2013	August 27, 2013
Contractual term (Years)	5.0	5.0	5.0
Volatility	72.0%	74.4%	74.6%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.39%	1.36%	1.61%

Senior convertible notes consist of the following at August 31, 2013:

1.2% convertible debentures (issued April 23, 2013)	$200,000
Debt discount/ beneficial conversion feature	185,761
Balance	14,239
Accrued interest payable	$855

1.2% convertible debentures (issued May 17, 2013)	$200,000
Debt discount/ beneficial conversion feature	139,066
Balance	60,934
Accrued interest payable	$697

1.2% convertible debentures (issued May 22, 2013)	$202,543
Debt discount/ beneficial conversion feature	177,410
Balance	25,133
Accrued interest payable	$673

1.2% convertible debentures (issued May 29, 2013)	$225,000
Debt discount/ beneficial conversion feature	213,417
Balance	11,583
Accrued interest payable	$695

1.2% convertible debentures (issued July 2, 2013)	$250,000
Debt discount/ beneficial conversion feature	241,781
Balance	8,219
Accrued interest payable	$493

1.2% convertible debentures (issued July 29, 2013)	$400,000
Debt discount/ beneficial conversion feature	392,767
Balance	7,233
Accrued interest payable	$434

1.2% convertible debentures (issued August 27, 2013)	$450,000
Debt discount/ beneficial conversion feature	449,014
Balance	986
Accrued interest payable	$59

6. PREFERRED STOCK

The total number of preferred shares authorized and that may be issued by the Company is 100,000,000 preferred shares with a par value of $0.00001. These preferred shares have no rights to voting, profit sharing or liquidation. As of August 31, 2013, there are no outstanding Series A Preferred Stock or Series B Preferred Stock.

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

7. COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

During the year ended August 31, 2013, the Company issued 240,012 shares of restricted stock to consultants for consulting services. The fair value of the restricted stock was estimated at $69,604.

During the year ended August 31, 2013, the Company received 40,320 shares of common stock from the Company’s CFO as reimbursement for $5,645 of taxes paid on his behalf. Those shares were returned to the Company’s treasury. As of August 31, 2013, there are 355,468 shares of common stock in the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2012
Issued	6,000,000	0.01	1.79 years
Additions as of August 31, 2013
Issued	7,710,172	0.50	4.85 years

Balance as at August 31, 2013	13,710,172	0.28	3.51 years

As of August 31, 2013, there were 13,710,172 warrants outstanding and exercisable with expiration dates commencing June 2015 through August 2018.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock Options

During the year ended August 31, 2013, the Board of Directors of the Company, through unanimous written consent, resolved to adopt the Company’s 2013 Equity Incentive Plan (the “2013 Plan”), pursuant to which the Company may issue up to 30,000,000 shares or options to purchase shares of the Company’s Common Stock to employees, officers, directors, consultants and advisors of the Company. The amount, terms, and exercisability provisions of grants are determined by the Board of Directors. There are 40,000,000 shares of common stock reserved for issuance under the 2013 Plan and the 2010 Plan (the “Plans”), of which 24,570,012 were granted, net of cancellations as of August 31, 2013.

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

During the year ended August 31, 2013, the Company entered into separate agreements with five independent consultants, pursuant to which each of the respective consultants agreed to provide augmented reality consulting services for the Company’s augmented reality activities. In consideration of the consulting services, the Company granted these consultants a total of 22,600,000 Non-Qualified Stock Options (the “Options”), of which 8,050,000 Options were issued under the 2010 Equity Incentive Plan (the “2010 Plan”) and 14,550,000 Options were issued under the 2013 Plan. The Options have an exercise price of $0.10, vesting on March 4, 2013 and expiring on March 5, 2018. As of August 31, 2013, 800,000 of these Options have been exercised and 300,000 have been forfeited and cancelled.

During the year ended August 31, 2013, the Company granted an officer a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which Options vest on March 6, 2013 and expire on March 7, 2018.

During the year ended August 31, 2013, the Company entered into an At-Will Employment Agreement with Helen Papagiannis pursuant to which she will serve as the Chief Innovation Officer of the Company. Ms. Papagiannis will receive an annual base compensation of $200,000. Additionally, Ms. Papagiannis was granted 500,000 Options under the Company’s 2010 Plan, with an exercise price of $0.25. 100,000 of such Options vest on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire on March 7, 2018.

During the year ended August 31, 2013, the Company agreed in principle to appoint Enon Landenberg as President and Chief Executive Officer, through May 31, 2014 with an initial base compensation of $250,000 per year. Mr. Landenberg will also receive a total of 300,000 Options with an exercise price of $0.405, which Options vest on May 30, 2013 and expire on May 29, 2018. On July 31, 2013, Mr. Landenberg waived his rights to these Options, and they were summarily cancelled by the Company. In accordance with ASC 718-20-35-9, the cancellation of these options was unaccompanied by a concurrent grant and were accounted for as a repurchase for no consideration.

During the year ended August 31, 2013, the Company granted its former CEO a total of 100,000 Options issued under the 2013 Plan with an exercise price of $0.405, which Options vest on December 1, 2013 and expire on May 29, 2018.

During the year ended August 31, 2013, the Company granted 100,000 Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to a director.

For the year ended August 31, 2013, the compensation expense of these options was $4,441,758 and is included in the Consolidated Statements of Operations.

Valuation Assumptions

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing. In applying this model, the Company uses the following assumptions:

·	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

·	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

·	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity. Expected life for options granted to employees uses the Simplified Method, while options granted to non-employees uses an expected term equal to the life of the contract.

·	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Year ended August 31, 2013	Year ended August 31, 2012
Exercise price	$0.100 - $0.405	n/a
Expected stock price volatility	71.5% - 72.0%	n/a
Risk-free rate of interest	0.76% - 1.01%	n/a
Expected life of options	4.15 – 4.75 Years	n/a

The aggregate fair value of the options at grant date was approximately $4,466,434.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the years ended August 31, 2013 and 2012:

	Year ended August 31, 2013	Year ended August 31, 2012
Employee awards	$155,714	$-
Non- employee awards, net of forfeitures	4,355,648	-
Total stock compensation expense	$4,511,362	$-

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at August 31, 2012	-	$-	$-	-
Options granted	23,830,000	0.11	-	-
Options exercised	(800,000)	-	-	-
Options forfeited	-	-	-	-
Options cancelled	(600,000)	-	-	-
Outstanding at August 31, 2013	22,430,000	0.11	0.19	4.51

Options vested and expected to vest	22,430,000	0.11	0.19	4.51
Options vested and exercisable	21,980,000	$0.10	$0.20	4.52

As of August 31, 2013, the unamortized stock compensation expense is $24,676 which will be amortized over the period ended May 31, 2015.

8. INCOME TAXES

Income tax expense consists of the following components at August 31, 2013 and 2012:

	2013	2012
Current tax expense	$-	$-
Deferred tax expense (benefit)	190,652	(64,689)
Total income tax expense (benefit)	$190,652	$(64,689)

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the years ended August 31, 2013 and 2012, as a result of the following:

	2013	2012
United States statutory rate	(35)%	(35)%
State income taxes	(10)%	(10)%
Foreign earnings taxed at different rates	1%
Increase in valuation allowance and other	47%
Combined effective tax rate	(3)%	(45)%

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	August 31, 2013	August 31, 2012
Deferred tax assets:
Equipment	$6,648	$6,648
Deferred rent	-	22,201
Stock issuances to officers, directors and consultant	2,134,062	103,950
Start-up expenses	993,636	64,689
Fair value of beneficial conversion feature and warrants	27,548	-
Net operating loss carryforward	438,254	438,254
Net operating loss carryforward - Israel	84,531	-
Gross deferred tax assets	3,684,679	635,742
Valuation allowance	(3,675,438)	(438,254)
Net deferred tax assets	9,241	197,488

Deferred tax liabilities:
Prepaid insurance	(9,241)	(6,836)
Gross deferred tax liabilities	(9,241)	(6,836)
Valuation allowance	-	-
Net deferred tax liabilities	(9,241)	(6,836)

Total deferred tax assets, net	$-	$190,652

Summary of net deferred tax assets:
Current	$-	$-
Non-current	-	190,652
Total deferred tax assets, net	$-	$190,652

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

As of August 31, 2013 and 2012, the Company had approximately $1,974,000 and $1,298,000 of federal, state, local and Israel net operating losses (“NOL”), respectively. The federal NOL carryforward expires in the fiscal year ending August 31, 2032. As of August 31, 2013 and 2012 the Company had approximately $340,000 and -0-, respectively of NOLs in Israel which is available to be carried forward indefinitely. The Company recorded a valuation allowance of approximately $523,000 against its deferred tax asset resulting from its NOL since management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years. In addition, approximately $3,150,000 of non-deductible capital losses were generated from discontinued operations. This capital loss is available to offset future capital gains and expires in the fiscal year ending August 31, 2018. The Company recorded a full valuation allowance of approximately $1,420,000 against the deferred tax asset resulting from the capital loss forward, since management concluded that it is more likely than not that Company will not realize the benefit by generating sufficient capital gains in future years.

As of August 31, 2013, the Company has filed income tax returns through the fiscal 2012 tax year. For fiscal year 2013, the Company is required to file income tax returns in the United States (federal), New York State and City, and Israel. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2012 tax years, which remain subject to examination. At this time, the fiscal year 2011 tax return has been selected for examination by the Internal Revenue Service. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of general and administrative expense. There are no significant amounts accrued for penalties or interest as of or during the years ended August 31, 2013 and 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

9. RELATED PARTY TRANSACTIONS

During the year ended August 31, 2013, the Company received a short-term loan from a principal shareholder of $200,000 (the “Note”). The Note was at a rate of 8% per annum with a maturity date ending on or before May 31, 2013. On May 7, 2013, the shareholder assigned all rights, title and interest in the Note to an affiliate of the principal shareholder. On May 22, 2013, the holder exchanged a total of $202,543 (loan principal of $200,000 and accrued interest of $2,543) for a Convertible Debenture pursuant to a Securities Purchase Agreement as discussed in Note 5.

10. SUBSEQUENT EVENTS

Subsequent to year end, the Company terminated the At-Will Employment Agreement with Helen Papagiannis and entered into a consulting agreement with Helen Papagiannis pursuant to which she will continue to serve as the Chief Innovation Officer of the Company. The essential terms of the consulting agreement are similar to the prior At-Will Employment Agreement except for minor amended terms.

On September 11, 2013, the Board of Directors (the “Board”) of Infinity Augmented Reality, Inc. (the “Company”) elected Ori Inbar as a director. In connection with his election to the Company’s Board, Mr. Inbar will receive a monthly retainer fee of $2,000 and was granted 100,000 Non-Qualified Stock Options with an exercise price of $0.29 (the “Options”), vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date, i.e. March 1 and September 1), and expire 5 years from each vesting date. 25,000 (or 25%) Options shall initially vest on March 1, 2014 and expire on February 28, 2019. These Options shall be subject to the terms and conditions of the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

On September 17, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $350,000.

On October 9, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $325,000.

On November 7, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $325,000.

On November 18, 2013, a consultant exercised 399,260 options at an exercise price of $0.10 per share. The Company received cash proceeds of $39,926 on exercise of those options.

On December 5, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $325,000.

On December 19, 2013, the Company issued Convertible Debentures and received aggregate proceeds of $375,000.

Effective November 1, 2013, Infinity Israel entered into an Employment Agreement with Ortal Zanzuri pursuant to which she will serve as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the Board of the Company unanimously resolved to approve Ortal’s employment agreement and resolved to appoint Ortal as the Chief Financial Officer of the Company, effective on January 1, 2014. The Board also accepted the resignation of Mr. Joshua Yifat, effective on December 31, 2013. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri will receive annual compensation of 480,000 New Israeli Shekel (approximately $136,000 based on foreign exchange rate as of November 1, 2013) and will be granted 200,000 Non-Qualified Stock Options with an exercise price, vesting and expiration dates as determined by the Board (the “Options”). These Options shall be subject to the terms and conditions of the Company’s adoption of an Israeli Employee Sub-Plan under the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of its former employee. Infinity Israel intends to contest the lawsuit and has instructed its legal counsel to prepare a response letter. The compensation amount sought by the former employee as per his pre lawsuit claim letter is approximately 202,000 NIS (approximately $57,000 based on foreign exchange rate as of November 27, 2013). Due to the early stage of the lawsuit, an evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

