Form 10-K/A
period 2013-08-31
Infinity Augmented Reality, Inc.
filed 2014-01-07
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

____________________

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

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of December 24, 2013, was 93,628,551 shares.

Explanatory Note –

The purpose of this Amendment No. 1 to Infinity Augmented Reality, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013 (the “Form 10-K”), is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-K formatted in XBRL (eXtensible Business Reporting Language).

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

*           These exhibits were previously included or incorporated by reference in Infinity Augmented Reality, Inc.’s Annual Report on Form 10-K for the year ended August 31, 2013, filed with the Securities and Exchange Commission on December 23, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

January 7, 2014	/s/ Enon Landenberg
Enon Landenberg
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Enon Landenberg
Enon Landenberg	President and Chief Executive Officer (Principal Executive Officer )	January 7, 2014