Form 10-Q
period 2013-11-30
Infinity Augmented Reality, Inc.
filed 2014-01-14
CIK 1421538

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 93,984,019 shares of common stock as of December 31, 2013.

INFINITY AUGMENTED REALITY, INC.
 (A Development Stage Company)
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
November 30, 2013

PART I —FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at November 30, 2013 (unaudited) and August 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months ended November 30, 2013 and 2012 and the period from November 15, 2012 to November 30, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012 and the period from November 15, 2012 to November 30, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2013 (Unaudited)	2013

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$349,390	$431,760
Convertible note receivable	50,000	50,000
Prepaid expenses and other receivables	42,562	21,355

Total current assets	441,952	503,115

Leasehold improvements and equipment, net	153,071	126,108
Security deposit and other long-term receivables	97,632	86,272
Noncurrent assets of discontinued operations	145,781	145,781

TOTAL ASSETS	$838,436	$861,276

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$363,315	$371,598
Interest payable	11,326	3,906
Current liabilities of discontinued operations	775,000	775,000

Total current liabilities	1,149,641	1,150,504

Convertible debentures, net of debt discount	321,162	128,327

TOTAL LIABILITES	1,470,803	1,278,831

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($ 0.00001 par value; 500,000,000 authorized; 93,984,019 issued and 93,628,551 outstanding at November 30, 2013 and 93,584,759 issued and 93,229,291 outstanding at August 31, 2013	940	936
Additional paid in capital	58,924,628	57,938,675
Treasury stock, at cost 355,468 shares of common stock November 31, 2013 and August 31, 2012	(49,766)	(49,766)
Accumulated deficit	(59,500,946)	(58,305,978)
Accumulated other comprehensive income (loss)	(7,223)	(1,422)

Total Stockholders' Deficit	(632,367)	(417,555)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$838,436	$861,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS (UNAUDITED)

	Three months ended November 30,		Period from November 15, 2012 to November 30
	2013	2012	2013

Research and Development expenses	$(344,799)	$-	$(478,503)
Marketing expenses	(42,398)	-	(76,765)
General and administrative expenses	(688,036)	(260,670)	(7,180,883)
Total Operating expenses	(1,075,233)	(260,670)	(7,736,151)

Other expense
Foreign exchange gain	11,195	-	4,059
Interest expense	(130,931)	-	(198,598)

Loss from continuing operations before income tax	(1,194,969)	(260,670)	(7,930,690)
Income tax provision	-	(162,869)	(78,637)

Loss from continuing operations	(1,194,969)	(423,539)	(8,009,327)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months ended November 30, 2012), net of tax	-	(4,264,642)	-

Net loss	$(1,194,969)	$(4,688,181)	$(8,009,327)

Basic and diluted loss per common share
Continuing operations	(0.01)	(0.01)
Discontinued operations	-	(0.04)

Net loss per common share	(0.01)	(0.05)

Basic weighted average shares outstanding	99,281,941	98,229,599

Diluted weighted average shares outstanding	99,281,941	98,229,599

Net loss	$(1,194,969)	$(4,688,181)	$(8,009,327)

Foreign currency translation adjustments	(5,801)	-	(7,223)

Comprehensive loss	$(1,200,770)	$(4,688,181)	$(8,016,550)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three months ended November 30,		Period from November 15, 2012 to November 30,
	2013	2012	2013
Operating activities:
Net loss	$(1,194,969)	$(4,688,181)	$(8,009,327)
Loss from discontinued operations	-	4,264,642	-
Adjustments to reconcile net loss to net cash (used in) provided by operations

Amortization of debt discount	117,228	-	178,446
Stock-based compensation	21,638	1,708	4,533,000
Foreign exchange gain on investment in subsidiary	(11,195)	-	(4,059)
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	-	-	(5,645)
Payment-in-kind interest on shareholders loan	-	-	2,543
Loss on disposition of equipment	25,385	-	38,546
Depreciation and amortization	9,491	5,988	31,409
Deferred rent	-	17,163	(63,638)
Deferred income taxes	-	162,869	78,637
Changes in operating assets and liabilities
Prepaid expenses and other receivables	(20,921)	(4,341)	(23,713)
Security deposit	(9,153)	-	(38,375)
Accounts payable and accrued expenses	(11,122)	(23,308)	8,216
Interest payable	7,420	-	11,326

Net cash used in operating activities- continuing operations	(1,066,198)	(263,460)	(3,262,634)
Net cash (used in) provided by operating activities- discontinued operations	-	(12,666,845)	5,858,675

Net cash (used in) provided by operating activities	(1,066,198)	(12,930,305)	2,596,041

Investing activities:
Payment for purchase of convertible note	-	-	(50,000)
Proceeds received from sale of equipment	-	-	5,200
Purchase of leasehold improvements and equipment	(59,039)	-	(163,864)

Net cash used in investing activities- continuing operations	(59,039)	-	(208,664)
Net cash provided by investing activities- discontinued operations	-	9,756,718	-

Net cash (used in) provided by investing activities	(59,039)	9,756,718	(208,664)

Financing activities:
Proceeds from convertible debentures	1,000,000	-	2,725,000
Proceeds from exercise of stock options	39,926	-	119,926
Proceeds from shareholder loan	-	-	200,000

Net cash provided by financing activities- continuing operations	1,039,926	-	3,044,926
Net cash (used in) provided by financing activities- discontinued operations	-	3,671,000	(5,135,000)

Net cash (used in) provided by financing activities	1,039,926	3,671,000	(2,090,074)

Effect of exchange rate on cash and cash equivalents	2,941	-	(6,033)

Change in cash and cash equivalents	(82,370)	497,413	291,270
Cash and cash equivalents, beginning	431,760	4,885	58,120

Cash and cash equivalents of continuing operations, ending	$349,390	$502,298	$349,390

Conversion of shareholder loan into convertible debentures	$-	$-	$202,543
Warrants issued in connection with convertible debentures	$370,153	$-	$1,188,865
Fair value of conversion option	$554,240	$-	$1,595,962

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (the "Company") was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was an Exploration Stage company as defined by Accounting Standards Codification ("ASC") 915, Development Stage Entities, and was in the business of the acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes and was no longer classified as a development stage company.

Effective November 15, 2012, the Company was no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company is currently classified as a development stage company. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the unaudited condensed consolidated financial statements. As discussed in Note 3, the prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC ("IAR Subsidiary") and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. ("Infinity Israel"). The Company is actively engaged in the development of software applications which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for consumers. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 30, 2013 and for the three months ended November 30, 2013 and 2012 and for the period from November 15, 2012 through November 30, 2013 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited condensed consolidated Balance Sheet as of November 30, 2013, condensed consolidated Statements of Operations and Comprehensive loss for the three months ended November 30, 2013 and 2012 and for the period from November 15, 2012 through November 30, 2013, and condensed consolidated Statements of Cash Flows for the three months ended November 30, 2013 and 2012 and for the period from November 15, 2012 through November 30, 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended November 30, 2013 are not necessarily indicative of results to be expected for the year ending August 31, 2014 or for any future interim period. In addition, the balance sheet data at August 31, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 23, 2013.

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

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having no operating revenues during the period from November 15, 2012 to November 30, 2013, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that significant revenues are generated. From November 15, 2012 through November 30, 2013, all operating expenses of the Company related to its augmented reality business and is included in the Condensed Consolidated Statements of Operations.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Leasehold Improvements and Equipment consists of computer hardware and furniture and is recorded at cost. Computer hardware and furniture are depreciated on a straight-line basis over their estimated lives of three to five years. Leasehold Improvements are amortized on a straight-line basis over the life of the lease of two years.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions and re-measurement are included in results of operations.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations for each period presented are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. As of November 30, 2013, 45,751,084 shares of common stock, comprised of 11,710,172 convertible debentures with a conversion price of $0.25, 11,710,172 warrants with an exercise price of $0.50, and stock options exercisable into 22,330,740 common shares are not included in diluted loss per share since their effect would be anti-dilutive. There were no other potential common shares at November 30, 2012.

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

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 3:	DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of November 30, 2013 and August 31, 2013. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months ended November 30, 2013 and 2012 are as follows:

	Three months ended November 30,
	2013	2012

Sales, general and administrative expenses	$-	$(129,200)

Realized loss on extinguishment of debt	-	(8,438,584)
Change in fair value of life settlement contracts net of premiums paid	-	2,055,438
Interest expense	-	(1,610,571)

Loss from discontinued operations before income tax	-	(8,122,917)
Income tax benefit	-	3,858,275

Net loss from discontinued operations	$-	$(4,264,642)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed consolidated balance sheets consist of the following:

	November 30	August 31,
	2013	2013
ASSETS
NON CURRENT ASSETS
Deferred income taxes	145,781	145,781

Total noncurrent assets of discontinued operations	$145,781	$145,781

LIABILITIES
CURRENT LIABILITIES
Income and other taxes payable	775,000	775,000

Total current liabilities of discontinued operations	$775,000	$775,000

During the three months ended November 30, 2012, a life settlement contract matured resulting in cash proceeds of $10,000,000. Subsequent to November 30, 2012, these proceeds were used to satisfy the Term Interest of $2,123,281, the Revolving Total of $6,085,000 and the Premiums Payable of $1,170,526.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 3:	DISCONTINUED OPERATIONS (Cont.)

As of November 30, 2013 and August 31, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $775,000, which includes $75,000 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

NOTE 4:	CONVERTIBLE NOTE RECEIVABLE

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

NOTE 5:	CONVERTIBLE DEBENTURES

During the three months ended November 30, 2013, the Company completed a private placement of (i) five-year Convertible Debentures (the “Debentures”) for an aggregate principal amount of $1,000,000, bearing interest at 1.2% per annum, convertible into shares (the “Conversion Shares”) of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “Warrants”) to purchase 4,000,000 shares of common stock (the “Warrant Shares”), to certain accredited investors (the “Purchasers”) pursuant to Securities Purchase Agreements dated September 17, October 9 and November 7, 2013.

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

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes. The Company recorded an aggregate of $924,393 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on September 17, October 9 and November 7, 2013.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 5:	CONVERTIBLE DEBENTURES (Cont.)

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 17, 2013	October 9, 2013	November 7, 2013
Contractual term (Years)	5.0	5.0	5.0
Volatility	68.5%	67.3%	66.3%
Dividend yield	0.0%	0.0%	0.0%
Risk-free interest rate	1.65%	1.43%	1.34%

November 30, 2013
1.2% convertible debentures	2,927,543
Debt discount/ beneficial conversion feature	2,606,381
Balance	$321,162

NOTE 6:	COMMITMENTS AND CONTINGENT LIABILITIES

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. Infinity Israel intends to contest the lawsuit and has instructed its legal counsel to prepare a response letter. The compensation amount sought by the former employee as per his pre lawsuit claim letter is approximately 202,000 NIS (approximately $57,000 based on foreign exchange rate as of November 27, 2013). Due to the early stage of the lawsuit, an evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

Effective November 1, 2013, Infinity Israel entered into an Employment Agreement with Ortal Zanzuri pursuant to which she will serve as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the Board of the Company unanimously resolved to approve her employment agreement and resolved to appoint Ms. Zanzuri as the Secretary, Treasurer and Chief Financial Officer of the Company, effective on January 1, 2014. The Board also accepted the resignation of Mr. Joshua Yifat, effective as of December 31, 2013. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri will receive annual compensation of 480,000 New Israeli Shekel (approximately $136,000) and will be granted 200,000 Non-Qualified Stock Options with an exercise price, vesting and expiration dates as determined by the Board (the “Options”). These Options shall be subject to the terms and conditions of the Company’s adoption of an Israeli Employee Sub-Plan under the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 7:-	COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

During the three months ended November 30, 2013, a consultant exercised 399,260 options at an exercise price of $0.10 per share. The Company received cash proceeds of $39,926 on exercise of those options.

As of November 30, 2013, there are 355,468 shares of common stock in the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at August 31, 2013 Issued	13,710,172	0.28	3.51 years
Additions as of November 30, 2013 Issued	4,000,000	0.50	4.86 years

Balance as at November 30, 2013	17,710,172	0.33	3.64 years

As of November 30, 2013, there were 17,710,172 and on August 31, 2013, there were 13,710,172 warrants outstanding and exercisable with expiration dates commencing June 2015 through November 2018.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock options

During the three months ended November 30, 2013, the Board of Directors granted to a director 100,000 Non-Qualified Stock Options with an exercise price of $0.29 (the “Options”), vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date), and expire on September 1, 2018.  25,000 (or 25%) of the Options shall initially vest on March 1, 2014 through September 1, 2015.

During the three months ended November 30, 2013, the Company’s Chief Financial Officer, Mr. Joshua Yifat, entered into a consulting agreement effective on January 1, 2014. Pursuant to the consulting agreement, the Board of Directors granted him 200,000 Non Qualified Stock Options on November 7, 2013, at an exercise price of $0.35 vesting on April 16, 2014 and expiring on November 6, 2018.

Total Fair value of these options was $ 46,380. As of November 30, 2013, the unamortized stock compensation expense of these options is $34,566 which will be amortized over the period ended May 31, 2014.

For the three months ended November 30, 2013, the compensation expense of these options was $21,638 and is included in the condensed consolidated Statements of Operations and Comprehensive loss.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

Valuation Assumptions

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the Company uses the following assumptions:

„	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

„	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

„
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

„	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method.  The following assumptions were used:

Three Months ended November 30, 2013

Exercise price	$0.29 - $0.35
Expected stock price volatility	66.3% - 73.8%
Risk-free rate of interest	1.31% - 1.72%
Expected life of options	3-3.5 Years

The aggregate fair value of the options at grant date was approximately $46,380.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the Three months ended November 30, 2013 and 2012:

	Three months ended November 30,
	2013	2012

Employee awards	$4,644	$-
Non- employee awards, net of forfeitures	16,994	1,708

Total stock options compensation expense	$21,638	$1,708

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at August 31, 2013	22,430,000	0.11	0.19	4.51
Options granted	300,000	0.33	0.14	5.04
Options exercised	(399,260)	0.10	-	-
Options forfeited	-	-	-	-
Options cancelled	-	-	-	-

Outstanding at November 30, 2013	22,330,740	0.11	0.36	4.27

As of November 30, 2013, the unamortized stock compensation expense is $49,418 which will be amortized over the period ended May 31, 2015.

NOTE 8:	INCOME TAXES

Income tax expense consists of the following components at November 30, 2013 and 2012:

	Three Months ended November 30,
	2013	2012

Current tax expense	$-	$-
Deferred tax expense (benefit)	-	162,869
Total income tax expense (benefit)	$-	$162,869

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

In computing the annual estimated effective tax rate the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 0% is primarily attributable to the effect of state and local taxes and offset by an increase in the valuation allowance.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 8:	INCOME TAXES (Cont.)

As of August 31, 2013 the Company had approximately $1,974,000 of federal, state and local net operating losses (“NOL”). The federal NOL carryforward expires in the fiscal year ending August 31, 2032. As of August 31, 2013, the Company had approximately $340,000 of NOLs in Israel available to be carried forward indefinitely. The Company recorded a valuation allowance against its deferred tax asset resulting from its NOLs since management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years.

As of November 30, 2013, the Company has filed income tax returns through the fiscal 2012 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City, and in Israel. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

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

There are no significant amounts accrued for penalties or interest as of or during the three months ended November 30, 2013 and 2012. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

NOTE 9:	SUBSEQUENT EVENTS

On December 5, 2013, the Company issued Debentures and 1,300,000 warrants and received aggregate proceeds of $325,000.

On December 19, 2013, the Company issued Debentures and 1,500,000 warrants and received aggregate proceeds of $375,000.

On December 29, 2013, Infinity Israel entered into an agreement to purchase certain intellectual property (“IP”) from Motti Kushnir and Matan Protter (“the sellers”). In consideration for the purchase of the IP, the Company issued 84,226 shares of common stock, valued at approximately 100,000 New Israeli Shekels (approximately $29,000), of the Company which shall be restricted for a period of six months from the date of issuance.

On December 29, 2013, Infinity Israel entered into an employment agreements with the sellers according to which Motti Kushnir (“Motti”) will serve as the  Chief Operation Officer (“COO”) effective December 29, 2013 and Matan Protter (“Matan”) will serve as the Chief Technology Officer (”CTO”) effective as of January 1, 2014. In connection with their appointment as COO and CTO, Motti and Matan will receive annual compensation of approximately 630,000 and 531,600 New Israeli Shekel (approximately $179,000 and $151,000), respectively, and each of them will be granted 1,375,000 Non-Qualified Stock Options with an exercise price, vesting and expiration dates as determined by the Board (the “Options”). These Options shall be subject to the terms and conditions of the Company’s adoption of an Israeli Employee Sub-Plan under the Company’s 2013 Equity Incentive Plan and a written stock option agreement.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“ SEC ”), including our Annual Report on Form 10-K for the year ended August 31, 2013 (“ Fiscal 2013 ”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Results of Operations

Our results of operations for the three months ended November 30, 2013, consisted of consisted of operating and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months ended November 30, 2013 compared to three months ended November 30, 2012

INFINITY AUGMENTED REALITY INC.

	Three months ended November 30,
	2013	2012

Research and Development expenses	$(344,799)	$-
Marketing expenses	(42,398)	-
General and administrative expenses	(688,036)	(260,670)
Total Operating expenses	(1,075,233)	(260,670)

Foreign exchange gain	11,195
Interest expense	(130,931)	-

Loss from continuing operations before income tax	(1,194,969)	(260,670)
Income tax provision	-	(162,869)

Loss from continuing operations	(1,194,969)	(423,539)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months ended November 30, 2012), net of tax	-	(4,264,642)

Net loss	$(1,194,969)	$(4,688,181)

Expenses: Operating expenses increased from $260,670 for the three months ended November 30, 2012 to $1,075,232 for the three months ended November 30, 2013. Operating expenses were primarily related to salaries and other operating cost resulting from development of augmented reality applications mainly in the Israeli subsidiary.

Interest Expense: Interest expense for the three months ended November 30, 2013 increased to $130,931 as compared to $0 in the three months ended November 30, 2012. Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debt.

Income Tax: Income tax expense was $162,869 for the three months ended November 30, 2012. The expenses are primarily attributable to an increase in the valuation allowance because the Company entered the development stage. There were no income tax expenses in the three months ended November 30, 2013 since we recorded a full valuation allowance against the deferred tax asset resulting from the our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years

Net Income (Loss): We reported a net loss of $1,194,969 for the three months ended November 30, 2013 compared to a net loss of $4,688,181 for the three months ended November 30, 2012. The decrease of approximately $3,493,000 is primarily attributable to an approximate decrease of $4,265,000 loss from discontinued operations offset by an increase of approximately $345,000 in research and development expenses, an increase of approximately $470,000 in marketing and general and administrative expenses for continuing operations, an increase of approximately $131,000 in interest expense for continuing operations, an increase of approximately $11,200 in foreign exchange gains on our investment in our wholly-owned Israeli subsidiary and a decrease of approximately $163,000 in income tax expense for continuing operations. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the three months ended November 30, 2013 was $1,066,198. Net cash used in investing activities was $59,039 mainly from purchase of computers and other equipment. Net cash provided by financing activities was $1,039,926 arising from proceeds received from convertible debentures and exercise of stock options. This resulted in a decrease in cash of $82,370.

Working Capital and Capital Availability: As of November 30, 2013, we had negative working capital of $707,689. Subsequent to November 30, 2013, we issued Convertible Debentures and received aggregate proceeds of $700,000. We anticipate, that barring unforeseen developments, the proceeds received from these subsequent debt financings will sustain our operations for approximately two months. To date, we issued a total of approximately $3,627,543 of Convertible Debentures with a maximum available of $5,000,000. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for the next twelve months.

Going Concern Qualification

The Company will require additional funds to finance its operations. Effective November 15, 2012, we are a development stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. There can be no assurance that we can successfully implement our business plan, and it is uncertain that we will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the three months ended November 30, 2013.

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

There were no changes in our internal controls over financial reporting during the quarter ended November 30, 2013, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 27, 2013, our subsidiary, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. Infinity Israel intends to contest the lawsuit and has instructed its legal counsel to prepare a response letter. The compensation amount sought by the former employee as per his pre lawsuit claim letter is approximately 202,000 NIS (approximately $57,000). Due to the early stage of the lawsuit, an evaluation of the likelihood of an unfavorable outcome cannot be made at this time.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4. Mine Safety Disclosures

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

INFINITY AUGMENTED REALITY, INC.

January 14, 2014	/s/ Ortal Zanzuri
Ortal Zanzuri
Treasurer and Chief Financial Officer
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Enon Landenberg	President and Chief Executive Officer	January 14, 2014
Enon Landenberg	(Principal Executive Officer )