Form 10-Q
period 2014-02-28
Infinity Augmented Reality, Inc.
filed 2014-04-11
CIK 1421538

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

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

(917) 677-2084
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

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 94,960,687 shares of common stock as of April 9, 2014.

INFINITY AUGMENTED REALITY, INC.
 (A Development Stage Company)
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
February 28, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at February 28, 2014 (unaudited) and August 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months and six months ended February 28, 2014 and February 28, 2013 and the period from November 15, 2012 to February 28, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2014 and February 28, 2013 and the period from November 15, 2012 to February 28, 2014 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-19

INFINITY AUGMENTED REALITY, INC.
AND ITS SUBSIDIARY
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2014 (unaudited)	August 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$287,924	$431,760
Convertible note receivable	-	50,000
Prepaid expenses and other receivables	9,062	21,355
Total current assets	296,986	503,115
Leasehold improvements and equipment, net	150,382	126,108
Security deposit and other long-term receivables	98,387	86,272
Investment in Meta Company	50,000	-
Noncurrent assets of discontinued operations	145,781	145,781
TOTAL ASSETS	$741,536	861,276
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$572,077	$190,620
Interest payable	21,983	3,906
Current liabilities of discontinued operations	873,921	955,978
Total current liabilities	1,467,981	1,150,504
Convertible debentures, net of debt discount	501,473	128,327
TOTAL LIABILITES	1,969,454	1,278,831

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($0.00001 par value; 500,000,000 authorized; 94,368,245 issued and 94,012,777 outstanding) (August 31, 2013 – 93,584,759 issued and 93,229,291 outstanding)	944	936
Additional paid in capital	60,273,882	57,938,675
Treasury stock, at cost (355,468 shares of common stock)	(49,766)	(49,766)
Accumulated deficit	(61,434,324)	(58,305,978)
Accumulated other comprehensive loss	(18,654)	(1,422)
Total Stockholders' Deficit	(1,227,918)	(417,555)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$741,536	$861,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
(A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	Three months ended February 28, 2014	Three months ended February 28, 2013	Six months ended February 28, 2014	Six months ended February 28, 2013	From November 15, 2012 to February 28, 2014

Research and Development expenses	$(484,692)	$-	$(829,491)	$-	$(963,195)
Marketing expenses	(53,781)	-	(96,179)	-	(130,547)
General and administrative expenses	(1,096,812)	(622,003)	(1,784,847)	(882,673)	(8,277,695)
Total Operating expenses	(1,635,285)	(622,003)	(2,710,517)	(882,673)	(9,371,437)

Other income (expense)
Foreign exchange gain	8,689	-	19,884	-	12,748
Interest expense	(191,816)	-	(322,748)	-	(390,415)

Loss from continuing operations before income tax	(1,818,412)	(622,003)	(3,013,381)	(882,673)	(9,749,104)
Provision for income tax	-	(27,783)	-	(190,652)	(78,637)
Loss from continuing operations	(1,818,412)	(649,786)	(3,013,381)	(1,073,325)	(9,827,741)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the three months and six months ended February 28, 2013), net of tax	(114,966)	(53,798)	(114,966)	(4,318,440)	(114,966)

Net loss	$(1,933,378)	$(703,584)	$(3,128,347)	$(5,391,765)	$(9,942,707)

Basic and diluted loss per common share

Continuing operations	$(0.02)	$(0.01)	$(0.03)	$(0.01)
Discontinued operations	-	-	-	(0.04)
Net loss per common share	$(0.02)	$(0.01)	$(0.03)	$(0.05)

Basic weighted average shares outstanding	99,855,165	98,226,463	99,566,969	98,228,040
Diluted weighted average shares outstanding	99,855,165	98,226,463	99,566,969	98,228,040

Net loss	$(1,933,378)	$(703,584)	$(3,128,347)	$(5,391,765)	$(9,942,707)

Foreign currency translation adjustments	(11,431)	-	(17,232)	-	(18,654)

Comprehensive loss	$(1,944,809)	$(703,584)	$(3,145,579)	$(5,391,765)	$(9,961,361)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
(A Development Stage Company) CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended February 28, 2014	Six months ended February 28, 2013	From November 15, 2012 to February 28, 2014
OPERATING ACTIVITIES
Net loss	$(3,128,347)	$(5,391,765)	$(9,942,707)
Loss from discontinued operations	114,966	4,318,440	114,966
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	287,703	-	348,921
Stock-based compensation	294,622	3,511	4,805,984
Foreign exchange gain on investment in subsidiary	(19,884)	-	(12,748)
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	-	(5,645)	(5,645)
Payment-in-kind interest on shareholders loan	-	-	2,543
Loss on disposition of equipment	25,385	-	38,546
Issuance of stock for in-process research and development	26,110	-	26,110
Depreciation and amortization	24,818	11,977	46,737
Deferred rent	-	18,570	(63,638)
Deferred income taxes	-	190,652	78,637
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	12,427	7,073	9,636
Security deposit	(9,204)	-	(38,426)
Accounts payable and accrued expenses	376,447	8,575	395,785
Interest payable	18,077	-	21,983
Net cash used in operating activities- continuing operations	(1,976,880)	(838,612)	(4,173,316)
Net cash (used in) provided by operating activities- discontinued operations	(197,023)	(6,655,209)	5,661,652
Net cash (used in) provided by operating activities	(2,173,903)	(7,493,821)	1,488,336

INVESTING ACTIVITIES
Payment for purchase of convertible note	-	-	(50,000)
Proceeds received from sale of equipment	-	-	5,200
Purchase of leasehold improvements and equipment	(70,803)	-	(175,628)
Net cash used in investing activities- continuing operations	(70,803)	-	(220,428)
Net cash provided by investing activities- discontinued operations	-	9,756,718	-
Net cash (used in) provided by investing activities	(70,803)	9,756,718	(220,428)

FINANCING ACTIVITIES
Proceeds from convertible debentures	2,030,000	-	3,755,000
Proceeds from exercise of stock options	69,926	-	149,926
Proceeds from shareholder loan	-	-	200,000
Net cash provided by financing activities- continuing operations	2,099,926	-	4,104,926
Net cash (used in) provided by financing activities- discontinued operations	-	(2,300,000)	(5,135,000)
Net cash (used in) provided by financing activities	2,099,926	(2,300,000)	(1,030,074)
Effect of exchange rate on cash and cash equivalents	944	-	(8,030)
Change in cash and cash equivalents	(143,836)	(37,103)	229,804
Cash and cash equivalents, beginning	431,760	233,050	58,120
Cash and cash equivalents of continuing operations, ending	$287,924	$195,947	$287,924

Supplemental disclosure of cash flow information:
Tax paid in cash	$197,023	$-	$222,850

Non-cash Investing and Financing activities:
Conversion of shareholder loan into convertible debentures	$-	$-	$202,543
Warrants issued in connection with convertible debentures	$834,272	$-	$1,652,984
Beneficial conversion feature	$1,110,285	$-	$2,152,007
Conversion of convertible note receivables to preferred shares of Meta Company	$50,000	$-	$50,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC.
AND ITS SUBSIDIARY
(A Development Stage Company)
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
February 28, 2014

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

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary Infinity Augmented Reality, LLC ("IAR Subsidiary") and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. ("Infinity Israel"). The Company is actively engaged in the development of software platform which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for enterprises. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of February 28, 2014 and for the three months and six months ended February 28, 2014 and 2013 and for the period from November 15, 2012 to February 28, 2014 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of February 28, 2014, Statements of Operations and comprehensive loss for the three months and six months ended February 28, 2014 and February 28, 2013 and for the period from November 15, 2012 to February 28, 2014, and Statements of Cash Flows for the six months ended February 28, 2014 and February 28, 2013 and for the period from November 15, 2012 to February 28, 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and six months ended February 28, 2014 and for the period from November 15, 2012 to February 28, 2014 are not necessarily indicative of results to be expected for the year ending August 31, 2014 or for any future interim period. In addition, the balance sheet data at August 31, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 23, 2013.

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

Reclassifications

The Company reclassified certain amounts in the historical balance sheet for presentation purposes. The reclassification had no effect on working capital or previously stated net income.  The Company identified certain amounts in accounts payable and accrued expenses that should have been included in current liabilities of discontinued operations.

Development Stage Company

Effective November 15, 2012, the Company is considered a development stage company, having no operating revenues during the period from November 15, 2012 (“Inception”) to February 28, 2014, as defined by ASC 915-205, Development-Stage Entities. ASC 915-205 requires companies to report their operations, shareholders equity and cash flows upon entering the development stage through the date that revenues are generated. From November 15, 2012 through February 28, 2014, all operating expenses of the Company related to its augmented reality business and is included in the Condensed Consolidated Statements of Operations and comprehensive loss.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents. The Company maintains cash balances that may be uninsured or in deposit accounts that exceed Federal Deposit Insurance Corporation limits. The Company maintains its cash deposits with major financial institutions.

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions and re-measurement are included in results of operations. Infinity Israel maintains its books and record using its functional currency which is the New Israeli Shekel ("NIS").

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. As of February 28, 2014, 59,709,834 shares of common stock, comprised of 15,830,172 convertible debentures with a conversion price of $0.25, 15,830,172 warrants with an exercise price of $0.50, and stock options exercisable into 28,049,490 common shares are not included in diluted loss per share since their effect would be anti-dilutive. There are no other potential common shares at February 28, 2013.

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

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of February 28, 2014. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months and six months ended February 28, 2014 and February 28, 2014 are as follows:

	Three months ended February 28, 2014	Three months ended February 28, 2013	Six months ended February 28, 2014	Six months ended February 28, 2013

Sales, general and administrative expenses	$-	$(75,000)	$-	$(204,200)

Other income (expense)
Realized gain on life settlement contracts held under investment method	-	-	-	-
Realized loss on extinguishment of debt	-	-	-	(8,438,584)
Change in fair value of life settlement contracts net of premiums paid	-	-	-	2,055,438
Interest expense	-	-	-	(1,610,571)
Loss from discontinued operations before income tax	-	(75,000)	-	(8,197,917)
Income tax (expenses) benefit	(114,966)	21,202	(114,966)	3,879,477
Net loss from discontinued operations	$(114,966)	$(53,798)	$(114,966)	$(4,318,440)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed consolidated balance sheets consist of the following:

	February 28, 2014 (unaudited)	August 31, 2013
ASSETS
Current Assets
Deferred income taxes	145,781	145,781
Total noncurrent assets of discontinued operations	$145,781	$145,781
LIABILITIES
Current Liabilities
Income and other taxes payable	873,921	955,978
Total current liabilities of discontinued operations	873,921	955,978

During the six months ended February 28, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, these proceeds were used to satisfy the Term Interest of $2,123,281, the Revolving Loan of $6,085,000 and the Premiums Payable of $1,170,526.

As of February 28, 2014 and August 31, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $873,921 and $955,978, respectively, which includes $70,392 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

During the three and six months ended February 28, 2014, the Company recorded additional tax expense from discontinued operations of $114,966 from a true up of the tax liability to the 2012 and 2013 tax returns.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 4:	INVESTMENT IN META COMPANY

On July 10, 2013, the Company was issued a $50,000 par value Convertible Promissory Note from Meta Company (“Meta”), a Delaware company.  The Note bare a 5% annual coupon and was to mature on July 31, 2014.  The Note was convertible into shares of Meta at a conversion price of 80% of the price of common equity sold in a Qualified Offering of at least $1,000,000. The note was carried at cost which approximate fair value.  On January 27, 2014, Meta completed a qualified offering and converted the Convertible Promissory Note into 3,916 series A preferred shares of Meta at a purchase price of $16.397. The Company accounts for its investment in Meta in accordance with the cost method of accounting based on the guidance in ASC 325-20 “Investments-Other – Cost Method Investments” because the Company owns approximately 1% of the preferred shares issued in the Qualified Offering and does not exert influence over the operating and financial decisions of Meta management.

NOTE 5:	CONVERTIBLE DEBENTURES

During the six months ended February 28, 2014, the Company completed a private placement of (i) five-year Convertible Debentures (the “Debentures”) for an aggregate principal amount of $2,030,000, bearing interest at 1.2% per annum, convertible into shares (the “Conversion Shares”) of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “Warrants”) to purchase 8,120,000 shares of common stock (the “Warrant Shares”), to certain accredited investors (the “Purchasers”) pursuant to several Securities Purchase Agreements.

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

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes. The Company recorded an aggregate of $1,944,557 for the calculated fair value of the warrants and BCF, in conjunction with the convertible notes issued on September 17, 2013 through February 13, 2014.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 17, 2013	October 9, 2013	November 7, 2013	December 5, 2013	December 19, 2013	February 4, 2014	February 13, 2014

Contractual term (Years)	5.0	5.0	5.0	5.0	5.0	5.0	5.0

Volatility	68.5%	67.3%	66.3%	64.6%	91.9%	92.8%	92.7%

Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%

Risk-free interest rate	1.65%	1.43%	1.34%	1.45%	1.55%	1.44%	1.59%

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 5:	CONVERTIBLE DEBENTURES (Cont.)
February 28, 2014
1.2% convertible debentures	3,957,543
Debt discount/ beneficial conversion feature	(3,456,070)
Balance	$501,473

On March 24, 2014, the Company’s board of directors terminated any further offering of Convertible Debentures Series A-13 and Warrants pursuant to the 2013 SPA.

NOTE 6:	COMMITMENTS AND CONTINGENT LIABILITIES

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780 based on foreign exchange rate as of February 28, 2014). During the three months ended February 28, 2014 Infinity Israel and the former employee have agreed on a settlement of the Claim of a lump sum payment of 50,000 NIS (approximately $16,500) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved to issue the former employee options (the “Options”) to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options will expire on June 23, 2014. The fair value of this grant was $31,311.

Effective November 1, 2013, Infinity Israel entered into an Employment Agreement with Ortal Zanzuri pursuant to which she will serve as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the Board of the Company unanimously resolved to approve her employment agreement and resolved to appoint Ms. Zanzuri as the Secretary, Treasurer and Chief Financial Officer of the Company, effective on January 1, 2014. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri will receive annual compensation of 480,000 New Israeli Shekel (approximately $136,000) and was granted options to purchase 400,000 shares of the Company with an exercise price of $0.10 (the “Options”). The options will vest semiannually over the next 2 years, beginning April 30, 2014 and continuing through October 31, 2015 and expire on February 22, 2019. Total fair value of this grant was $87,875.

The Board also accepted the resignation of Mr. Joshua Yifat, effective as of December 31, 2013.

On December 29, 2013, Infinity Israel entered into an employment agreements with Motti Kushnir (“Motti”) and Matan Protter (“Matan”) according to which Motti has been serving as the Chief Operation Officer (“COO”) since December 29, 2013 and Matan has been serving as the Chief Technology Officer (”CTO”) since January 1, 2014. In connection with their appointment as COO and CTO, Motti and Matan will receive annual compensation of approximately 630,000 and 531,600 NIS (approximately $179,000 and $151,000), respectively, and each of them was granted options to purchase 1,375,000 shares of the Company with an exercise price of $0.40 (the “Options”), vesting semiannually over the next 3 years, and expire on February 22, 2019.  Total fair value of these grants was $422,410.

Effective September 1, 2013, the Company terminated the At-Will Employment Agreement with Helen Papagiannis and entered into a consulting agreement pursuant to which Ms. Papagiannis continued to serve as the Chief Innovation Officer of the Company. The essential terms of the consulting agreement are similar to the prior At-Will Employment Agreement except for minor amended terms.

On January 31, 2014, the Company terminated the consulting agreement with the Company’s Chief Innovation Officer, Helen Papagiannis, effective as of April 30, 2014.

 INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

On December 29, 2013, the Company entered into an agreement to purchase certain intellectual property (“IP”) from Motti Kushnir and Matan Protter (the “Sellers”). In consideration for the purchase of the IP, the Company issued 84,226 shares of common stock, valued at approximately 100,000 New Israeli Shekels (approximately $26,000), of the Company which shall be restricted for a period of six months from the date of issuance.

During the six months ended February 28, 2014, a consultant exercised 699,260 options at an exercise price of $0.10 per share. The Company received cash proceeds of $69,926 on exercise of those options.

As of February 28, 2014, there are 355,468 shares of common stock in the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at August 31, 2013 Issued	13,710,172	0.28	3.51 years

Additions as of February 28, 2014 Issued	8,120,000	0.50	4.74 years

Balance as at February 28, 2014	21,830,172	0.36	3.66 years

As of February 28, 2014, there were 21,830,172 warrants outstanding and exercisable with expiration dates commencing June 2015through February 2019.

Except as set forth under limited circumstances, the warrants do not permit net cash settlement.

Stock Options

During the six months ended February 28, 2014, the Board of Directors granted to a director 100,000 Non-Qualified Stock Options with an exercise price of $0.29, vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date), and expiring on September 1, 2018.  25,000 (or 25%) of the Options shall initially vest on March 1, 2014 through September 1, 2015.

During the three months ended November 31, 2013, the Company’s Chief Financial Officer, Mr. Joshua Yifat, entered into a consulting agreement effective on January 1, 2014. Pursuant to the consulting agreement, the Board of Directors granted him 200,000 Non-Qualified Stock Options on November 7, 2013, at an exercise price of $0.35 vesting on April 16, 2014 and expiring on November 6, 2018.

During the six months ended February 28, 2014, the Board of Directors unanimously resolved to approve the appointments of Professor Steve Mann and Mr. Ido Sadeh as members of the Company’s Technology Advisory Board (the “Advisory Board”).

Professor Steve Mann was granted 200,000 Non-Qualified Stock Options with an exercise price of $0.33 (the “Options”), vesting semiannually over the next 2 years, and expiring on January 13, 2019.  50,000 (or 25%) of the Options shall initially vest on June 30, 2014 through December 31, 2015.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

Mr. Ido Sadeh was granted 400,000 Non-Qualified Stock Options with an exercise price of $0.285 (the “Options”), vesting semiannually over the next 2 years, and expiring on February 21, 2019.  100,000 (or 25%) of the Options shall initially vest on August 31, 2014 through February 28, 2016.

During the six months ended February 28, 2014, the Board of Directors granted to a director 200,000 Non-Qualified Stock Options with an exercise price of $0.285. 100,000 options will be vested immediately and 100,000 options vesting semiannually over the next 2 years, and expiring on February 22, 2019.

During the six months ended February 28, 2014, the Board of Directors granted to Infinity Israel employees 300,000 Non-Qualified Stock Options with an exercise price of $0.285 (the “Options”), vesting semiannually over the next 3 years, and expiring on February 22, 2019.

During the six months ended February 28, 2014, the Board of Directors granted to certain of the Company’s officers 4,650,000 Non-Qualified Stock Options with exercise prices ranging from $0.10-$0.40 (the “Options”), vesting semiannually over the next 2-3 years, and will expiring on February 22, 2019.

During the six month ended February 28, 2014, the Board of Directors granted to a former employee of Infinity Israel 218,750 Non-Qualified Stock Options with an exercise price of $0.25 (the “Options”). The options vested immediately and will expire on June 23, 2014.

During the six month ended February 28, 2014, the Board of Directors granted to a former employee of Infinity Israel 50,000 Non-Qualified Stock Options with an exercise price of $0.285 (the “Options”). The options vested immediately and will expire on May 24, 2014.

Total grant date fair value of these options was $ 1,111,163. As of February 28, 2014, the unamortized stock compensation expense is $841,217, which will be amortized over the period ended November 30, 2016.

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

„
Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity.  Expected life for options granted to employees uses the Simplified Method, while options granted to non-employees uses a term equal to the life of the contract.

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

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method.  The following assumptions were used:

	Three Months ended February 28, 2014	Six Months ended February 28, 2014

Exercise price	$0.10 - $0.40	$0.10 - $0.40
Expected stock price volatility	87.9% - 92.4%	66.3% - 92.4%
Risk-free rate of interest	0.04% - 1.65%	0.04% - 1.72%
Expected life of options	1-4 Years	1-4 Years

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the six months and three months ended February 28, 2014 and 2013:

	Three months ended February 28,		Six months ended February 28,
	2014	2013	2014	2013

Employee awards	$236,995	$1,803	$258,633	$3,511
Non- employee awards, net of forfeitures	35,989		$35,989

Total stock options compensation expense	$272,984	$1,803	$294,622	$3,511

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at August 31, 2013	22,430,000	0.11	0.19	4.51
Options granted	6,318,750	0.28	0.05	4.93
Options exercised	(699,260)	0.10	-	-
Options forfeited	-	-	-	-
Options cancelled	-	-	-	-

Outstanding at February 28, 2014	28,049,490	0.15	0.13	4.22
Options exercisable at February 28, 2014	22,832,623	0.11	0.15	4.00

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 8:            INCOME TAXES

Income tax expense consists of the following components for the three months and six months ended February 28, 2014 and 2013:

	Three Months ended February 28,		Six Months ended February 28,
	2014	2013	2014	2013

Current tax expense	$-	$-	$-	$-

Deferred tax expense (benefit)	-	27,783	-	190,652

Total income tax expense (benefit)	$-	$27,783	$-	$190,652

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

As of August 31, 2013, the Company had approximately $1,974,000 of federal, state and local net operating losses (“NOL”). The federal NOL carryforward expires in the fiscal year ending August 31, 2032. As of August 31, 2013, the Company had approximately $340,000 of NOLs in Israel available to be carried forward indefinitely. The Company recorded a valuation allowance against its deferred tax asset resulting from its NOLs since management concluded that it was more likely than not that the Company would not realize the benefit of this portion of its deferred tax assets by generating sufficient taxable income in future years.

As of February 28, 2014, the Company has filed income tax returns through the fiscal 2012 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City, and in Israel. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

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

There are no significant amounts accrued for penalties or interest as of or during the six months ended February 28, 2014 and 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 9:            SUBSEQUENT EVENTS

On March 4, 2014, a consultant exercised 947,910 options at an exercise price of $0.10 per share. The Company received cash proceeds of $94,791 on exercise of those options.

On March 4, 2013, the Company entered into four separate Consulting Agreements (each, a “2013 Consulting Agreement”) with each of Agam Technologies LLC, SmartEyes Technologies LLC, XO Marketing LLC, and Gili Revensary as the managing member of GiliTech LLC (each, a “2013 Consultant”) and, in connection with each such 2013 Consulting Agreement, issued to the such 2013 Consultant, options to purchase shares of the Company’s Common Stock under the Existing Plans and Nonqualified Stock Option Agreements, dated March 4, 2013 (each, the “2013 Consultant’s Options” and the "2013 Option Agreement", respectively). In accordance with the 2013 Option Agreements, all the 2013 Consultant's Options which are vested at the termination of the 2013 Consulting Agreements may be exercised during a period of ninety (90) days after such termination date, and at the end of such ninety (90) day period, any unexercised 2013 Consultant's Options shall automatically expire and in accordance with the terms of the Existing Plans, shall be returned to the pool of shares available under the Existing Plans. Effective March 4, 2014 the Company terminated each of the 2013 Consulting Agreements. Any 2013 Consultant's Options which shall not be exercised within ninety (90) days after the termination date, shall expire and shall be returned to the pool of shares available under the Existing Plans. As of April 10, 2014, there are 19,852,830 exercisable options to these consultants.

On March 5, 2014, the Company issued Debentures and 400,000 warrants and received aggregate proceeds of $100,000.

On March 24, 2014, the  Company's board of directors adopted the 2014 Equity Incentive Plan, pursuant to which the Company may issue up to 30,000,000 shares (or options to purchase shares) of the Company’s Common Stock to designated officers, directors, employees and service provides of the Company pursuant to the terms of the 2014 Plan.

On March 24, 2014, the Company's board of directors elected Moshe Hogeg (“Mr. Hogeg”), a Director of the Company, to serve as Chairman of the Board until the next Annual Meeting of the Board or until his successor is duly qualified and elected. In consideration of his services as Chairman of the Board, the Company issued to Mr. Hogeg options to acquire 20,000,000 shares of the Company’s Common Stock under the Company’s 2014 Plan, such options, in the aggregate, to vest in 24 equal monthly installments (with the first vesting date being one month following the date of grant), provided he continues to serve as Chairman of the Board as of the relevant vesting date, and to have an exercise price of $0.01 per share and an expiration date which is March 24, 2024 (or earlier as provided in the 2014 Plan), and which will be subject to the execution and the terms of an option agreement between the Company and Mr. Hogeg.

On March 26, 2014, the Company entered into a Securities Purchase Agreement with Genesis Angels Fund, LP, (“Genesis Angels”) an affiliate of Moshe Hogeg, the Chairman of the Board of Directors of the Company. Pursuant to the terms of the Securities Purchase Agreement, the investor will invest  $1,000,000 in the Company and the Company will issue its Convertible Debentures Series A-14 (the “Convertible Debenture”), which will be convertible into shares of Common Stock at an initial conversion price of $0.25 per share, to the investor. The Company also received a commitment from Credit Strategies, LLC (the “Lead Investor”), for itself and/or its affiliates, which are major investors in the Company, to purchase an additional $1,500,000 upon similar terms within 90 days.

The Convertible Debentures have a term of five years and an interest rate of 1.20% per annum, payable semi-annually in cash or in kind at the option of the Company. If in kind, interest will be paid at the rate of $0.25 per share. The Company will also issue warrants (“Warrants”) to purchase a number of shares of the Company’s Common Stock equal to the number of shares that a Convertible Debenture could be converted into (i.e., a warrant to purchase 400,000 shares for each $100,000 in principal amount of Convertible Debenture). The Warrants have an exercise price of $0.50 per share, with cashless exercise rights, and expire five (5) years from the issuance date.

INFINITY AUGMENTED REALITY INC. AND ITS SUBSUDIARY
(A Development Stage Company)

NOTE 9:            SUBSEQUENT EVENTS (Cont.)

On March 24, 2014, the Board of Directors accepted Mr. Enon Landenberg’s resignation as Chief Executive Officer of the Company and its wholly-owned subsidiary, Infinity Israel effective April 1, 2014. Mr. Landenberg’s resignation was not the result of any disagreement regarding the operations, policies and procedures of the Company.   Mr. Landenberg will remain as President and a director of the Company.

Pursuant to the terms of an Agreement between the Company and Mr. Landenberg, Mr. Landenberg will continue to receive his current salary and full benefits until June 30, 2014. Mr. Landenberg had previously been granted options to purchase 1,500,000 shares of the Common Stock, of which 750,000 options had already vested.  He will also receive acceleration of the remaining currently unvested options to purchase 750,000 shares of Common Stock, so that they will vest in nine monthly installments beginning April 30, 2014 through December 31, 2014.

Effective as of the same date, the Board of Directors elected Mr. Motti Kushnir, currently the Chief Operating Officer of IAR Israel, to the additional role of Chief Executive Officer of the Company. He has also been elected as the Chief Executive Officer of IAR Israel.

The Company evaluates events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, the Company did not identify any other recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

- - - - - - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, (“SEC”), including our Annual Report on Form 10-K for the year ended August 31, 2013 (“Fiscal 2013”), particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are currently actively engaged in the development of Augmented Reality software. Our objective is to establish ourself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Augmented reality requires an interface, such as digitally-enhanced eyewear, that can instantaneously overlay virtual images and video on top of what is actually experienced. There are few companies in the process of developing augmented reality glasses that will change the way users see and interact with the world. We will utilize our augmented reality software through these glasses and/or through other mobile devices such as smart phones. As the individual turns his or her head in various directions and looks at different people or objects through the eyewear, the sights that are overlaid change accordingly.

Results of Operations

Our results of operations for the three months and six months ended February 28, 2014, consisted of research and development, Marketing and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months and six months ended February 28, 2014 compared to three months and six months ended February 28, 2013

	Three months ended February 28, 2014	Three months ended February 28, 2013	Six months ended February 28, 2014	Six months ended February 28, 2013

Research and Development expenses	$(484,692)	$-	$(829,491)	$-
Marketing expenses	(53,781)	-	(96,179)	-
General and administrative expenses	(1,096,812)	(622,003)	(1,784,847)	(882,673)
Total Operating expenses	(1,635,285)	(622,003)	(2,710,517)	(882,673)

Other income (expense)
Foreign exchange gain	8,689	-	19,884	-
Interest expense	(191,816)	-	(322,748)	-

Loss from continuing operations before income tax	(1,818,412)	(622,003)	(3,013,381)	(882,673)
Provision for income tax	-	(27,783)	-	(190,652)
Loss from continuing operations	(1,818,412)	(649,786)	(3,013,381)	(1,073,325)
Loss from discontinued operations (including loss on disposal of $8,438,584 for the six months ended February 28, 2013), net of tax	(114,966)	(53,798)	(114,966)	(4,318,440)
Net loss	$(1,933,378)	$(703,584)	$(3,128,347)	$(5,391,765)

Operating expenses: Operating expenses increased from $622,003 and $882,673 for the three months and six months ended February 28, 2013 respectively to $1,635,285 and $2,710,517 for the three months and six months ended February 28, 2014 respectively. Operating expenses were primarily related to salaries, stock based compensation and other operating cost resulting from development of augmented reality applications mainly in the Israeli subsidiary. All of the operating expenses from the prior period that was related to our life settlements business were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Interest Expense: Interest expense for the three months and six months ended February 28, 2014 increased to $191,816 and $322,748 respectively as compared to $0 in the three months and six months ended February 28, 2013. Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debt.

Income Tax:  Income tax expense for the three months and six months ended February 28, 2013 respectively was $27,783 and $190,652. The expenses are primarily attributable to an increase in the valuation allowance because the Company entered the development stage.
There were no income tax expenses resulting from changes in the deferred tax asset in the three months and six month ended February 28, 2014 because we recorded a full valuation allowance against the deferred tax asset resulting from the our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.

Net Loss from continuing operations: We reported a net loss from continuing operations of $1,818,412 and $3,013,381 for the three months and six months ended February 28, 2014 respectively compared to a net loss of $649,786 and $1,073,325 for the three months and six months ended February 28, 2013 respectively. The increase of  $1,168,626 and $1,940,056 is primarily attributable to an increase of $484,692 and $829,491 in research and development expenses, an increase of $528,590 and $998,354 in marketing and general and administrative expenses for continuing operations, an increase of $191,816 and $322,748 in interest expense for continuing operations, an increase of $8,689 and $19,884 in foreign exchange gains on our investment in Infinity Israel and a decrease of $27,783 and $190,652 in income tax expense for continuing operations. Refer to preceding discussions for explanation of variances.

Loss from discontinued operations: Loss from discontinued operations was $114,966 in the three months and six months ended February 28, 2014 respectively. The expenses resulted from a true up of income taxes related to the year end 2012 and 2013 tax returns.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended February 28, 2014 was $2,173,903. Net cash used in investing activities was $70,803 arising from purchase of computer equipment. Net cash provided by financing activities was $2,099,926 arising from proceeds from convertible debentures and exercise of stock options. This resulted in a decrease in cash of $143,836.

Working Capital and Capital Availability: As of February 28, 2014, we had negative working capital of $1,170,995 consisting of negative working capital of $297,074 from continuing operations and negative working capital of $873,921 from discontinued operations. Subsequent to February 28, 2014, we issued Convertible Debentures and received aggregate proceeds of $100,000. To provide a secure and assured source of financing to the Company for its funding needs through the end of 2014, Credit Strategies LLP (the "Lead Investor"), on behalf of itself and its affiliates, and Genesis Angels Fund LP, a limited partnership organized under the laws of New Zealand (collectively the “Purchasers”), have agreed to purchase $2,500,000 in the aggregate of the Company’s Convertible Debentures Series A-14, bearing an interest rate of 1.20% per annum, payable semi-annually in cash or kind, at the Company’s option, convertible into the Company’s Common Stock at the rate of $0.25 per share together with Warrants to purchase up to 10,000,000 shares of Common Stock at an exercise price of $0.50 per share, both expiring March 31, 2019.

On March 24, 2014, the Company's board of directors approved the Securities Purchase Agreement with each of the Purchasers, substantially upon the terms set forth in the Securities Purchase Agreement (the “2014 SPA”), and to accept the offer of each of the Purchasers, to purchase its respective portion of the $2,500,000 of the Company’s Convertible Debentures Series A-14 with Warrants on the terms previously set forth in the 2014 SPA. We anticipate that barring unforeseen developments, the proceeds received from these subsequent debt financings will sustain our operations until December 31, 2014. To date, we issued a total of approximately $4,057,543 of Convertible Debentures with a maximum available of $5,000,000. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months, we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for the next twelve months.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the six months ended February 28, 2014.

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

Outlook

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are actively engaged in the development of software platform, which will utilize Augmented Reality. On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD (“IATL”), a company organized under the laws of the State of Israel which is developing applications for our augmented reality activities. Effective June 30, 2013, the Company terminated its services agreement with IATL.

We are currently in the process of developing a number of augmented reality technologies. We believe our Company and our industry are fundamentally sound and well positioned to deal with the current uncertainty in the financial and capital markets.  We carry no operational debt and do not rely on leverage in our capital structure. We do rely, however, upon the availability of investment capital. While it is conceivable that a financial crisis could diminish the supply of investment capital throughout the economy, we believe that greater investment capital will be placed in the augmented reality sector. We believe this is due to the fact that augmented reality is one of the technologies of the future.

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

There were no changes in our internal controls over financial reporting during the quarter ended February 28, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780 based on foreign exchange rate as of February 28, 2014). During the three month ended February 28, 2014 Infinity Israel and the former employee have agreed on a settlement of the Claim of a lump sum payment of 50,000 NIS (approximately $16,500) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved to issue the former employee options (the “Options”) to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options will expire on June 23, 2014.

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

INFINITY AUGMENTED REALITY, INC.

April 11, 2014	/s/ Ortal Zanzuri
Ortal Zanzuri Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Motti Kushnir
Motti Kushnir	Chief Executive Officer (Principal Executive Officer )	April 11, 2014