Form 10-Q
period 2014-05-31
Infinity Augmented Reality, Inc.
filed 2014-07-11
CIK 1421538

UNITED STATES
 SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

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

Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐		Accelerated filer	☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐   No ☒

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. 94,960,687 shares of common stock as of July 9, 2014.

INFINITY AUGMENTED REALITY, INC.
Quarterly Report On Form 10-Q
For The Quarterly Period Ended
May 31, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as “we”, “us” or “our Company”) are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at May 31, 2014 (unaudited) and August 31, 2013	4

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months and nine months ended May 31, 2014 and May 31, 2013 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2014 and May 31, 2013 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7-20

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2014 (unaudited)	August 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$404,507	$431,760
Convertible note receivable	-	50,000
Prepaid expenses and other receivables	66,093	21,355
Total current assets	470,600	503,115
Leasehold improvements and equipment, net	137,626	126,108
Security deposit and other long-term receivables	98,981	86,272
Investment in Meta Company	50,000	-
Noncurrent assets of discontinued operations	145,781	145,781
TOTAL ASSETS	$902,988	$861,276
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$177,951	$190,620
Interest payable	35,134	3,906
Current liabilities of discontinued operations	1,136,000	955,978
Total current liabilities	1,349,085	1,150,504
Convertible debentures, net of debt discount	1,398,001	128,327
TOTAL LIABILITIES	2,747,086	1,278,831

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($0.00001 par value; 500,000,000 authorized; 94,960,687 issued and 95,316,155 outstanding) (August 31, 2013 – 93,584,759 issued and 93,229,291 outstanding)	953	936
Additional paid in capital	62,323,736	57,938,675
Treasury stock, at cost (355,468 shares of common stock)	(49,766)	(49,766)
Accumulated deficit	(64,091,766)	(58,305,978)
Accumulated other comprehensive loss	(27,255)	(1,422)
Total Stockholders' Deficit	(1,844,098)	(417,555)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$902,988	$861,276

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	Three months ended May 31, 2014	Three months ended May 31, 2013	Nine months ended May 31, 2014	Nine months ended May 31, 2013

Research and Development expenses	$(221,200)	$-	$(1,050,691)	$-
Marketing expenses	(14,641)	-	(110,820)	-
General and administrative expenses	(1,906,334)	(5,075,010)	(3,691,181)	(5,957,683)
Total Operating expenses	(2,142,175)	(5,075,010)	(4,852,692)	(5,957,683)

Other income (expense)
Foreign exchange gain	4,053	-	23,937	-
Interest expense	(223,002)	(9,426)	(545,749)	(9,426)

Loss from continuing operations before income tax	(2,361,124)	(5,084,436)	(5,374,504)	(5,967,109)
Provision for income tax	-	-	-	(190,652)
Loss from continuing operations	(2,361,124)	(5,084,436)	(5,374,504)	(6,157,761)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $0 and $8,438,584 for the three months and nine months ended May 31, 2013), respectively, net of tax	(296,319)	-	(411,284)	(4,318,440)

Net loss	$(2,657,443)	$(5,084,436)	$(5,785,788)	$(10,476,201)

Basic and diluted loss per common share

Continuing operations	$(0.03)	$(0.05)	$(0.06)	$(0.06)
Discontinued operations	-	-	-	(0.04)
Net loss per common share	$(0.03)	$(0.05)	$(0.06)	$(0.10)

Basic weighted average shares outstanding	100,929,777	98,225,803	100,026,230	98,380,260
Diluted weighted average shares outstanding	100,929,777	98,225,803	100,026,230	98,380,260

Net loss	$(2,657,443)	$(5,084,436)	$(5,785,788)	$(10,476,201)

Foreign currency translation adjustments	(8,601)	-	(25,833)	-

Comprehensive loss	$(2,666,044)	$(5,084,436)	$(5,811,621)	$(10,476,201)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended May 31, 2014	Nine months ended May 31, 2013
OPERATING ACTIVITIES
Net loss	$(5,785,788)	$(10,476,201)
Loss from discontinued operations	411,284	4,318,440
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	490,139	6,466
Stock-based compensation	1,843,787	4,477,941
Foreign exchange gain on investment in subsidiary	(23,937)	-
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	-	(5,645)
Payment-in-kind interest on shareholders loan	-	2,543
Loss on disposition of equipment	29,708	-
Issuance of stock for in-process research and development	26,110	-
Depreciation and amortization	40,413	17,965
Deferred rent	-	19,977
Deferred income taxes	-	190,652
Changes in operating assets and liabilities:
Prepaid expenses and other receivables	(44,047)	10,610
Security deposit and long term receivables	(9,246)	-
Accounts payable and accrued expenses	(16,243)	(101,984)
Interest payable	31,228	417
Net cash used in operating activities- continuing operations	(3,006,592)	(1,538,819)
Net cash (used in) provided by operating activities- discontinued operations	(231,263)	(6,655,209)
Net cash (used in) provided by operating activities	(3,237,855)	(8,194,028)

INVESTING ACTIVITIES
Payment for purchase of convertible note	-	-
Proceeds received from sale of equipment	-	-
Purchase of leasehold improvements and equipment	(77,392)	-
Net cash used in investing activities- continuing operations	(77,392)	-
Net cash provided by investing activities- discontinued operations	-	9,756,718
Net cash (used in) provided by investing activities	(77,392)	9,756,718

FINANCING ACTIVITIES
Proceeds from convertible debentures	3,130,000	625,000
Proceeds of Short term loans	443,660	-
Repayments of Short term loans	(443,660)	-
Proceeds from exercise of stock options	164,717	-
Proceeds from shareholder loan	-	200,000
Net cash provided by financing activities- continuing operations	3,294,717	825,000
Net cash (used in) provided by financing activities- discontinued operations	-	(2,300,000)
Net cash (used in) provided by financing activities	3,294,717	(1,475,000)
Effect of exchange rate on cash and cash equivalents	(6,723)	-
Change in cash and cash equivalents	(27,253)	87,690
Cash and cash equivalents, beginning	431,760	233,050
Cash and cash equivalents of continuing operations, ending	$404,507	$320,740

Supplemental disclosure of cash flow information:
Cash paid for Income Taxes	$231,263	$-

Non-cash Investing and Financing activities:
Conversion of shareholder loan into convertible debentures	$-	$202,543
Warrants issued in connection with convertible debentures	$1,133,895	$317,380
Beneficial conversion feature	$1,216,570	$443,054
Conversion of convertible note receivables to preferred shares of Meta Company	$50,000	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was an Exploration Stage company as defined by Accounting Standards Codification (“ASC”) 915, Development Stage Entities, and was in the business of the acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes and was no longer classified as a development stage company.

Effective November 15, 2012, the Company was no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. As a result of the foregoing, the Company was classified as a development stage company until it early adopted Accounting Standarts Update (“ASU”) 2014-10 which eliminates the previous disclosure requirments of ASC 915-205, Development-Stage Entities. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the unaudited condensed consolidated financial statements. As discussed in Note 3, the prior period operations related to this business have also been reclassified as discontinued operations retrospectively for all periods presented.

During the year ended August 31, 2012, the Company formed a wholly-owned subsidiary, Infinity Augmented Reality, LLC (“IAR Subsidiary”), and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Augmented reality is a medium in which real sensory inputs are enhanced, or augmented, with relevant digital information from the internet. Using specially equipped eyewear, virtual images, video, and sound are superimposed for the user over what is actually seen and heard, heightening the real-life experience with additional information that is pertinent, informative, practical, and/or entertaining. The individual user may also be fully immersed in a virtual world, temporarily blocking out real surroundings. With augmented reality, sensory inputs are no longer limited to what is within eyeshot or earshot, but may incorporate, in real-time, all that the network has to offer.

Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel”). The Company is actively engaged in the development of a software platform which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for enterprises. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and this burgeoning medium.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required for continued operations from a combination of traditional private and public debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms or (b) the demand for and selling prices of the Company’s augmented reality products, may not be sufficient to meet cash flow expectation. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 31, 2014 and for the three months and nine months ended May 31, 2014 and 2013 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of May 31, 2014, Statements of Operations and Comprehensive Loss for the three months and nine months ended May 31, 2014 and 2013, and Statements of Cash Flows for the nine months ended May 31, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and nine months ended May 31, 2014 are not necessarily indicative of results to be expected for the year ending August 31, 2014 or for any future interim period. In addition, the balance sheet data at August 31, 2013 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on December 23, 2013.

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

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

Foreign Currency Translation

The financial statements are presented in United States dollars. In accordance with ASC 830, Foreign Currency Matters, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Non-monetary assets and liabilities are translated at exchange rates prevailing at the transaction date. Revenue and expenses are translated at average rates of exchange during the periods presented. Related translation adjustments are reported as a separate component of stockholders' deficit, whereas gains or losses resulting from foreign currency transactions and re-measurement are included in results of operations. Infinity Israel maintains its books and record using its functional currency which is the New Israeli Shekel (“NIS”).

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. As of May 31, 2014, 86,845,263 shares of common stock, comprised of 20,230,172 convertible debentures with a conversion price of $0.25, 20,230,172 warrants with an exercise price of $0.50, and stock options exercisable into 46,384,919 common shares are not included in diluted loss per share since their effect would be anti-dilutive. As of May 31, 2013, 30,450,344 shares of common stock, comprised of 3,310,172 convertible debentures with a conversion price of $0.25, 3,310,172 warrants with an exercise price of $0.50, and stock options exercisable into 23,830,000 common shares are not included in diluted loss per share since their effect would be anti-dilutive.

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

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Recent Accounting Pronouncements

On June 10, 2014, the FASB issued Accounting Standards Update [ASU] 2014-10, entitled Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to the company’s current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage.

ASU 2014-10 is effective for the first annual period beginning after Dec. 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after Dec. 15, 2015. Early adoption is permitted. The Company has early adopted the provisions of ASU 2014-10.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed consolidated financial statements of the Company.

NOTE 3:	DISCONTINUED OPERATIONS

Effective November 15, 2012, the Company reached an agreement with the agent of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such agreement resulted in the disposition of all of the life settlement contracts that were held by the Company to the Lender or an affiliate of the Lender. All of the operations related to the Company’s life settlements business are reported as discontinued operations in the condensed consolidated financial statements. The prior period operations related to this business have also been reported as discontinued operations retrospectively for all periods presented. The assets and liabilities related to the Company’s life settlements business are reported as assets and liabilities of discontinued operations in the condensed consolidated balance sheets as of May 31, 2014. The Company presented the prior year assets and liabilities related to the Company’s life settlements business as discontinued operations to provide comparability between the periods presented.

Discontinued operations on the condensed consolidated statement of operations for the three months and nine months ended May 31, 2014 and 2013 are as follows:

	Three months ended May 31, 2014	Three months ended May 31, 2013	Nine months ended May 31, 2014	Nine months ended May 31, 2013
Sales, general and administrative expenses	$-	$-	$-	$(204,200)
Other income (expense)
Correction of an error	(136,000)	-	(136,000)
Realized loss on extinguishment of debt	-	-	-	(8,438,584)
Change in fair value of life settlement contracts net of premiums paid	-	-	-	2,055,438
Interest expense	-	-	-	(1,610,571)
Loss from discontinued operations before income tax	(136,000)	-	(136,000)	(8,197,917)
Income tax (expenses) benefit	(160,319)	-	(275,284)	3,879,477
Net loss from discontinued operations	$(296,319)	$-	$(411,284)	$(4,318,440)

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 3:	DISCONTINUED OPERATIONS (Cont.)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the condensed consolidated balance sheets consist of the following:

	May 31, 2014 (unaudited)	August 31, 2013
ASSETS
Current Assets
Deferred income taxes	145,781	145,781
Total noncurrent assets of discontinued operations	$145,781	$145,781
LIABILITIES
Current Liabilities
Income and other taxes payable	1,136,000	955,978
Total current liabilities of discontinued operations	1,136,000	955,978

During the nine months ended May 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, these proceeds were used to satisfy the Term Interest of $2,123,281, the Revolving Loan of $6,085,000 and the Premiums Payable of $1,170,526.

As of May 31, 2014 and August 31, 2013, the Company had a deferred income tax asset of $145,781 from an NOL from discontinued operations and income tax payable of $1,000,000 and $955,978, respectively, which includes approximately $150,000 for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

During the nine months ended May 31, 2014, the Company recorded additional tax expense from discontinued operations of $275,284 from a true up of the tax liability to the 2012 and 2013 tax returns. In addition, while preparing the financial statements for the quarterly period ended May 31, 2014, the Company identified an error related to financing of $136,000 of premiums paid on life settlements policies in 2012. The Company determined that the error was not material to its previously reported financial position or operations. Accordingly, the Company has recorded the liability as a component of Liabilities from discontinued operations and a related charge to discontinued operations in the current period.

NOTE 4:	INVESTMENT IN META COMPANY

On July 10, 2013, the Company was issued a $50,000 par value Convertible Promissory Note from Meta Company (“Meta”), a Delaware company.  The Note bears a 5% annual coupon and was to mature on July 31, 2014.  The Note was convertible into shares of Meta at a conversion price of 80% of the price of common equity sold in a Qualified Offering of at least $1,000,000. The note was carried at cost which approximates fair value.  On January 27, 2014, Meta completed a qualified offering and converted the Convertible Promissory Note into 3,916 series A preferred shares of Meta at a purchase price of $16.397. The Company accounts for its investment in Meta in accordance with the cost method of accounting based on the guidance in ASC 325-20 “Investments-Other – Cost Method Investments” because the Company owns approximately 1% of the preferred shares issued in the qualified offering and does not exert influence over the operating and financial decisions of Meta management.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 5:	CONVERTIBLE DEBENTURES

During the nine months ended May 31, 2014, the Company completed a private placement to certain accredited investors (the “Purchasers”) pursuant to several Securities Purchase Agreements of (i) five-year Convertible Debentures (the “Debentures”) for an aggregate principal amount of $2,130,000, bearing interest at 1.2% per annum, convertible into shares (the “Conversion Shares”) of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “Warrants”) to purchase 8,520,000 shares of common stock (the “Warrant Shares”).

The Debentures bear interest at 1.2% per annum payable semi-annually in arrears in either cash or common stock (at the discretion of the Company). There are no provisions for early redemption by the Company.

The Purchasers were issued Warrants to purchase the Company’s common stock, exercisable for a period of five years at an initial exercise price of $0.50, subject to adjustment. The Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The Warrants do not confer any voting rights or any other rights as a shareholder prior to exercise.

The Company accounts for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. The Company records a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes. The Company recorded an aggregate of $2,016,039 for the calculated fair value of the warrants and BCF, in conjunction with the debentures issued on September 17, 2013 through March 5, 2014.

On March 24, 2014, the Company’s board of directors terminated any further offering of Convertible Debentures Series A-13 and Warrants pursuant to the 2013 SPA. The Company approved a new Securities Purchase Agreement (“2014 SPA”) with the same terms as 2013 SPA.

On March 26, 2014, the Company completed a private placement to Singulariteam Fund L.P. (formerly known as Genesis Angels Fund, LP), (“Singulariteam”) an affiliate of Moshe Hogeg, the Chairman of the Board of Directors of the Company. Pursuant to the Securities Purchase Agreement the Company issued (i) five-year Convertible Debentures (the “Debentures”) for an aggregate principal amount of $1,000,000, bearing interest at 1.2% per annum, convertible into shares (the “Conversion Shares”) of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “Warrants”) to purchase 4,000,000 shares of common stock (the “Warrant Shares”).

Under 2014 SPA, the Company received a commitment from Credit Strategies, LLC (the “Lead Investor”), for itself and/or its affiliates, which are major investors in the Company, to purchase an additional $1,500,000 upon similar terms within 90 days.  During July 2014, the Company’s board of directors approved the amendment of  the 2014 SPA to provide that the Lead Investor will invest its $1,500,000 in several installments according to the Company’s needs, $250,000 of which has already been received.

The Convertible Debentures have a term of five years and an interest rate of 1.20% per annum, payable semi-annually in cash or in kind at the option of the Company. If in kind, interest will be paid at the rate of $0.25 per share. The Company also issued warrants (“Warrants”) to purchase a number of shares of the Company’s Common Stock equal to the number of shares that a Convertible Debenture could be converted into (i.e., a warrant to purchase 400,000 shares for each $100,000 in principal amount of Convertible Debenture). The Warrants have an exercise price of $0.50 per share, with cashless exercise rights, and expire five (5) years from the issuance date.

The Company recorded an aggregate of $334,426 for the calculated fair value of the warrants and BCF, in conjunction with warrants  the convertible debentures issued on March 26, 2014 and May 15, 2014.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 5:	CONVERTIBLE DEBENTURES (Cont.)

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 17, 2013	October 9, 2013	November 7, 2013	December 5, 2013	December 19, 2013	February 4, 2014	February 13, 2014	March 5, 2014	March 26, 2014	May 15, 2014
Contractual term (Years)	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Volatility	68.5%	67.3%	66.3%	64.6%	91.9%	92.8%	92.7%	86.3%	84.5%	79.8%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.65%	1.43%	1.34%	1.45%	1.55%	1.44%	1.59%	1.54%	1.75%	1.57%

May 31, 2014
1.2% convertible debentures	5,057,543
Debt discount/ beneficial conversion feature	(3,659,542)
Balance	$1,398,001

NOTE 6:	COMMITMENTS AND CONTINGENT LIABILITIES

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780). During the nine months ended May 31, 2014 Infinity Israel and the former employee have agreed on a settlement of the Claim of a lump sum payment of 50,000 NIS (approximately $16,500) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved to issue the former employee options (the “Options”) to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options expired on June 23, 2014. The fair value of this grant was $31,311.

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

On December 29, 2013, Infinity Israel entered into an employment agreements with Motti Kushnir (“Motti”) and Matan Protter (“Matan”) according to which Motti has been serving as the Chief Operating Officer (“COO”) since December 29, 2013 and Matan has been serving as the Chief Technology Officer (“CTO”) since January 1, 2014. In connection with their appointment as COO and CTO, Motti and Matan will receive annual compensation of approximately 630,000 NIS and 531,600 NIS (approximately $179,000 and $151,000), respectively, and each of them was granted options to purchase 1,375,000 shares of the Company with an exercise price of $0.40 (the “Options”), vesting semiannually over the next 3 years, and expiring on February 22, 2019.  The total fair value of these grants was $422,410.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 6:	COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Effective September 1, 2013, the Company terminated the At-Will Employment Agreement with Helen Papagiannis and entered into a consulting agreement pursuant to which Ms. Papagiannis continued to serve as the Chief Innovation Officer of the Company. The essential terms of the consulting agreement are similar to the prior At-Will Employment Agreement with Ms. Papagiannis except for minor amended terms. On January 31, 2014, the Company terminated the consulting agreement with the Company’s Chief Innovation Officer, Helen Papagiannis, effective as of April 30, 2014.

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

Pursuant to the terms of an Agreement between the Company and Mr. Landenberg, Mr. Landenberg will continue to receive his current salary and full benefits until June 30, 2014. Mr. Landenberg had previously been granted options to purchase 1,500,000 shares of the Common Stock, of which 750,000 options had already vested.  He also received acceleration of the remaining currently unvested options to purchase 750,000 shares of Common Stock, so that they will vest in nine monthly installments beginning April 30, 2014 through December 31, 2014.

Effective as of April 1, 2014, the Board of Directors elected Mr. Motti Kushnir, then serving as the Chief Operating Officer of IAR Israel, to the additional role of Chief Executive Officer of the Company. He has also been elected as the Chief Executive Officer of IAR Israel.  There were no changes in his employment terms.

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS

Common Stock

On December 29, 2013, the Company entered into an agreement to purchase certain intellectual property (“IP”) from Motti Kushnir and Matan Protter (the “Sellers”). In consideration for the purchase of the IP, the Company issued 84,226 shares of common stock, valued at approximately 100,000 New Israeli Shekels ($26,110), of the Company which was restricted for a period of six months from the date of issuance.

During the nine months ended May 31, 2014, a consultant exercised 1,647,170 options at an exercise price of $0.10 per share. The Company received cash proceeds of $164,717 on exercise of those options.

As of May 31, 2014, there are 355,468 shares of common stock in the Company’s treasury.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2013
Issued	13,710,172	0.28	3.51 years

Additions as of May 31, 2014
Issued	12,520,000	0.50	4.64 years

Balance as at May 31, 2014	26,230,172	0.39	3.66 years

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

As of May 31, 2014, there were 26,230,172 warrants outstanding and exercisable with expiration dates commencing June 2015 through May 2019.

Stock Options

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

During the nine months ended May 31, 2014, the Board of Directors granted to a director 100,000 Non-Qualified Stock Options with an exercise price of $0.29, vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date), and expiring on September 1, 2018.  25,000 (or 25%) of the Options shall initially vest on March 1, 2014 through September 1, 2015.

During the nine months ended May 31, 2014, the Company’s former Chief Financial Officer, Mr. Joshua Yifat, entered into a consulting agreement effective on January 1, 2014. Pursuant to the consulting agreement, the Board of Directors granted him 200,000 Non-Qualified Stock Options on November 7, 2013, at an exercise price of $0.35 vesting on April 16, 2014 and expiring on November 6, 2018.

During the nine months ended May 31, 2014, the Board of Directors unanimously resolved to approve the appointments of Professor Steve Mann and Mr. Ido Sadeh as members of the Company’s Technology Advisory Board (the “Advisory Board”).

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

During the nine months ended May 31, 2014, the Board of Directors granted to a director 200,000 Non-Qualified Stock Options with an exercise price of $0.285. 100,000 options will be vested immediately and 100,000 options vesting semiannually over the next 2 years, and expiring on February 22, 2019.

During the nine months ended May 31, 2014, the Board of Directors granted to Infinity Israel employees 300,000 Non-Qualified Stock Options with an exercise price of $0.285 (the “Options”), vesting semiannually over the next 3 years, and expiring on February 22, 2019.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

During the nine months ended May 31, 2014, the Board of Directors granted to certain of the Company’s officers 4,650,000 Non-Qualified Stock Options with exercise prices ranging from $0.10-$0.40 (the “Options”), vesting semiannually over the next 2-3 years, and expiring on February 22, 2019.

During the nine months ended May 31, 2014, the Board of Directors granted to a former employee of Infinity Israel 218,750 Non-Qualified Stock Options with an exercise price of $0.25 (the “Options”). The options vested immediately and expired on June 23, 2014.

During the nine months ended May 31, 2014, the Board of Directors granted to a former employee of Infinity Israel 50,000 Non-Qualified Stock Options with an exercise price of $0.285 (the “Options”). The options vested immediately and expired on May 24, 2014.

On March 4, 2013, the Company entered into four separate Consulting Agreements (each, a “2013 Consulting Agreement”) with each of Agam Technologies LLC, SmartEyes Technologies LLC, XO Marketing LLC, and Gili Revensary as the managing member of GiliTech LLC (each, a “2013 Consultant”) and, in connection with each such 2013 Consulting Agreement, issued to the such 2013 Consultant, options to purchase 22,500,000 shares of the Company’s Common Stock with an exercise price of $0.10 under the Existing Plans and Nonqualified Stock Option Agreements, dated March 4, 2013 (each, the “2013 Consultant’s Options” and the “2013 Option Agreement”, respectively). In accordance with the 2013 Option Agreements, all the 2013 Consultant's Options which are vested at the termination of the 2013 Consulting Agreements may be exercised during a period of ninety (90) days after such termination date, and at the end of such ninety (90) day period, any unexercised 2013 Consultant's Options shall automatically expire and in accordance with the terms of the Existing Plans, shall be returned to the pool of shares available under the Existing Plans. Effective March 4, 2014 the Company terminated each of the 2013 Consulting Agreements. Any of the 2013 Consultant's Options which were not be exercised within ninety (90) days after the termination date, expired and were returned to the pool of shares available under the Existing Plans. As of May 31, 2014, there were 19,852,830 exercisable options to these consultants which expired on June 4, 2014.

Total grant date fair value of these options was $5,568,709. As of May 31, 2014, the unamortized stock compensation expense is $3,678,646, which will be amortized over the period ended February 28, 2017.

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

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 7:	COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method.  The following assumptions were used:

	Three Months ended May 31, 2014	Nine Months ended May 31, 2014

Exercise price	$0.01	$0.01 - $0.40
Expected stock price volatility	84.9%	66.3% - 92.4%
Risk-free rate of interest	2.74%	0.04% - 2.74%
Expected life of options	5.5-6.5 Years	1-6.5 Years

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the three months and nine months ended May 31, 2014 and 2013:

	Three months ended May 31,		Nine months ended May 31,
	2014	2013	2014	2013

Employee awards	$1,549,165	$118,783	$1,807,798	$122,294
Non- employee awards, net of forfeitures	-	4,286,044	$35,989	4,286,044

Total stock options compensation expense	$1,549,165	$4,404,827	$1,843,787	$4,408,338

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at August 31, 2013	22,430,000	0.11	0.19	4.51
Options granted	26,318,750	0.08	0.15	8.62
Options exercised	(1,647,170)	0.10	-	-
Options forfeited	(716,661)	0.29	-	-
Options cancelled	-	-	-	-

Outstanding at May 31, 2014	46,384,919	0.09	0.12	4.80
Options exercisable at May 31, 2014	23,718,247	0.10	0.09	0.97

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 8:            INCOME TAXES

Income tax expense consists of the following components for the three months and nine months ended May 31, 2014 and 2013:

	Three Months ended May 31,		Nine Months ended May 31,
	2014	2013	2014	2013

Current tax expense	$-	$-	$-	$-
Deferred tax expense (benefit)	-	-	-	190,652
Total income tax expense (benefit)	$-	$-	$-	$190,652

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

In computing the annual estimated effective tax rate, the Company makes certain estimates and judgments, such as estimated annual taxable income or loss, the nature and timing of permanent and temporary differences between taxable income for financial reporting and tax reporting, and the recoverability of deferred tax assets. These estimates and assumptions may change as new events occur, additional information is obtained, or as the tax environment changes. The difference between the statutory rate of 35% and the effective rate of 0% is primarily attributable to the effect of state and local taxes and offset by an increase in the valuation allowance.

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

As of May 31, 2014, the Company has filed income tax returns through the fiscal 2013 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City, and in Israel. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements.

The evaluation was performed for the August 31, 2008 – August 31, 2013 tax years, which remain subject to examination. At this time, the fiscal year 2011 tax return has been selected for examination by the Internal Revenue Service. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

There are no significant amounts accrued for penalties or interest as of or during the nine months ended May 31, 2014 and 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTE 9:            RELATED PARTY TRANSACTIONS

During the three month ended May 31, 2014, Infinity Israel entered into two loan agreements with GA Singapore Ltd., an affiliate of Moshe Hogeg. Infinity Israel received the total amount of 1,556,143 NIS (Approximately $443,660). The loans were repaid in full on May 20, 2014.

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

NOTE 10:          SUBSEQUENT EVENTS

On June 10, 2014, the Board of Directors granted to an Infinity Israel employee 50,000 Non-Qualified Stock Options with an exercise price of $0.11, vesting semiannually over the next 3 years and expiring on June 10, 2019.

On June 24, 2014, the Company entered into a new Securities Purchase Agreement with ALS Capital Ventures LLC. (the "investor”) Pursuant to the terms of the Securities Purchase Agreement, the investor purchased 1.20% convertible debentures (convertible into an aggregate of 4,944,000 shares of common stock at an exercise price of $0.25 per share) and warrants (to purchase an aggregate of 4,944,000 shares of common stock at an exercise price of $0.50 per share).  The purchase price paid by the investor was $1,236,000 which was paid through a combination of (a) $1,100,000 cash and (b) the exchange by the investor of a $136,000 payable owed by the Company to the investor as reimbursement of a reduction of premiums paid with regard to the insurance policies transferred to the investor by the Company in 2012.

On July 9, 2014, the Company issued Debentures and 1,000,000 warrants and received aggregate proceeds of $250,000.

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

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into the Company. We are currently actively engaged in the development of Augmented Reality software. Our objective is to establish ourselves firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

Results of Operations

Our results of operations for the three months and nine months ended May 31, 2014, consisted of research and development, Marketing and administrative expenses for personnel, leased office space and professional fees, income tax expense and loss from discontinued operations.

Three months and nine months ended May 31, 2014 compared to three months and nine months ended May 31, 2013

	Three months ended May 31, 2014	Three months ended May 31, 2013	Nine months ended May 31, 2014	Nine months ended May 31, 2013

Research and Development expenses	$(221,200)	$-	$(1,050,691)	$-
Marketing expenses	(14,641)	-	(110,820)	-
General and administrative expenses	(1,906,334)	(5,075,010)	(3,691,181)	(5,957,683)
Total Operating expenses	(2,142,175)	(5,075,010)	(4,852,692)	(5,957,683)

Foreign exchange gain	4,053	-	23,937	-
Interest expense	(223,002)	(9,426)	(545,749)	(9,426)
Loss from continuing operations before income tax	(2,361,124)	(5,084,436)	(5,374,504)	(5,967,109)
Provision for income tax	-	-	-	(190,652)
Loss from continuing operations	(2,361,124)	(5,084,436)	(5,374,504)	(6,157,761)
Loss from discontinued operations (including loss on disposal of $8,438,584 for the nine months ended May 31, 2013), net of tax	(296,319)	-	(411,284)	(4,318,440)
Net loss	$(2,657,443)	$(5,084,436)	$(5,785,788)	$(10,476,201)

Operating expenses: Operating expenses decreased from $5,075,010 and $5,957,683 for the three months and nine months ended May 31, 2013 respectively to $2,142,175 and $4,852,692 for the three months and nine months ended May 31, 2014 respectively. Operating expenses were primarily related to salaries, stock based compensation and other operating cost resulting from development of augmented reality applications mainly in the Israeli subsidiary. The decrease in General and administrative expenses is mainly due to a decrease in stock based compensation in amount of $2,925,265 and $2,634,154 for the three months and nine months ended May 31, 2014 compared to the three months and nine months ended May 31, 2013, respectively. All of the operating expenses from the prior period that weres related to our life settlements business were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Condensed Consolidated Financial Statements contained elsewhere in this Form 10-Q for more information.

Interest Expense: Interest expense for the three months and nine months ended May 31, 2014 increased to $223,002 and $545,749 respectively as compared to $9,426 in the three months and nine months ended May 31, 2013. Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debt.

Income Tax:  Income tax expense for the three months and nine months ended May 31, 2013 respectively was $0 and $190,652. The expenses are primarily attributable to an increase in the valuation allowance because the Company exited the life settlement business.
There were no income tax expenses resulting from changes in the deferred tax asset in the three months and nine month ended May 31, 2014 because we recorded a full valuation allowance against the deferred tax asset resulting from the our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.

Net Loss from continuing operations: We reported a net loss from continuing operations of $2,361,124 and $5,374,504 for the three months and nine months ended May 31, 2014 respectively compared to a net loss of $5,084,436 and $6,157,761 for the three months and nine months ended May 31, 2013 respectively. The decrease of $2,723,312 and $783,257 is primarily attributable to an increase of $221,200 and $1,050,691 in research and development expenses, offset by a decrease of $3,154,035 and $2,155,682 in marketing and general and administrative expenses for continuing operations, and an increase of $213,576 and $536,323 in interest expense for continuing operations. Refer to preceding discussions for explanation of variances.

Loss from discontinued operations: Loss from discontinued operations was $296,319 and $411,284 in the three months and nine months ended May 31, 2014 respectively. An amount of $160,319 and $275,284 in the three months and nine months ended May 31, 2014 respectively resulted from a true up of income taxes related to the year-end 2012 and 2013 tax returns. An amount of $136,000 in the three months and nine months ended May 31, 2014, resulted from correction of an error related to financing a portion of premiums in 2012.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the nine months ended May 31, 2014 was $3,006,592. Net cash used in investing activities from continuing operations was $77,392 arising from purchase of computer equipment. Net cash provided by financing activities from continuing operations was $3,294,717 arising from the proceeds from convertible debentures and the exercise of stock options. This resulted in an increase in cash from continuing operations of $210,733. Net cash used in operating activities from discontinuing operations for the nine months ended May 31, 2014 was $231,263.

Working Capital and Capital Availability: As of May 31, 2014, we had negative working capital of $878,484 consisting of positive working capital of $257,515 from continuing operations and negative working capital of $1,136,000 from discontinued operations. Subsequent to May 31, 2014, we issued Convertible Debentures and received aggregate proceeds of $1,100,000. To provide a secure and assured source of financing to the Company for its funding needs through the end of 2014, Credit Strategies LLP (the “Lead Investor”), on behalf of itself and its affiliates, and Singulariteam Fund L.P. (formerly known as Genesis Angels Fund LP), a limited partnership organized under the laws of New Zealand (collectively the “Purchasers”), have agreed to purchase $2,500,000 in the aggregate of the Company’s Convertible Debentures Series A-14, bearing an interest rate of 1.20% per annum, payable semi-annually in cash or kind, at the Company’s option, convertible into the Company’s Common Stock at the rate of $0.25 per share together with Warrants to purchase up to 10,000,000 shares of Common Stock at an exercise price of $0.50 per share, both expiring March 31, 2019. We received $200,000 and $800,000 from Singulariteam Fund L.P. on March 20, 2014 and May 15, 2014, respectively. In addition, we received $250,000 from Credit Strategies LLC on July 9, 2014.

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

Going Concern Qualification

The Company will require additional funds to finance its new augmented reality operations. Effective November 15, 2012, we are an early stage company dependent upon the expected demand for our software applications and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt about our ability to continue as a going concern. However, there can be no assurance that the Company can successfully implement its business plan, and it is uncertain that the Company will achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to the Company on satisfactory terms and conditions, if at all.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the nine months ended May 31, 2014.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures.  With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “ Exchange Act “)), as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

•	Due to the small size of its staff, the Company did not have sufficient segregation of duties to support its internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the quarter ended May 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780). During the nine month ended May 31, 2014 Infinity Israel and the former employee have agreed on a settlement of the Claim of a lump sum payment of 50,000 NIS (approximately $16,500) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved to issue the former employee options (the “Options”) to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options expired on June 23, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

              None.

Item 3. Defaults Upon Senior Securities.

              The Company currently does not have senior securities.

Item 4. Mine Safety Disclosures.

              Not Applicable.

Item 5. Other Information.

              None.

Item 6. Exhibits.

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Documents
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

July 11, 2014	/s/ Ortal Zanzuri
Ortal Zanzuri Treasurer and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity in which signed	Date

/s/ Motti Kushnir
Motti Kushnir	Chief Executive Officer (Principal Executive Officer )	July 11, 2014