Form 10-K
period 2014-08-31
Infinity Augmented Reality, Inc.
filed 2014-11-26
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON D.C. 20549

FORM 10-K

☒  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Fiscal Year Ended August 31, 2014

☐   Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____ to ____

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

Common Stock, 0.00001 Par Value

(Title of Class)

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☒

The aggregate market value of the common equity of the registrant held by non-affiliates, computed by reference to the closing price of such stock, as of February 28, 2014 (second quarter prior to the end of our fiscal year) was approximately $14,143,226 (for purposes of determination of the aggregate market value, only directors, executive officers and 10% or greater stockholders have been deemed affiliates.)

The number of shares outstanding of the registrant’s common stock, par value $0.00001 per share, as of November 24, 2014, was 94,960,687 shares.

PART I

ITEM 1.  BUSINESS.

From June 1, 2010 to November 15, 2012, our primary operations consisted of the business and operations of the acquisition of life settlement transactions. Since November 15, 2012, our primary operations consist of the business and operations of developing an augmented reality platform. Therefore, we are disclosing information about the augmented reality business, financial condition, and management in this Form 10-K. In this Form 10-K, references to the “we,” “us,” “our,” “Infinity”, or the “Company” refer to Infinity Augmented Reality, Inc., as currently constituted, unless the context indicates otherwise.

Introduction

We are a company engaged in the development of an augmented reality software platform which will provide end users with a fully three dimensional (3D), interactive augmented reality experience with full hand controls and a completely natural user interface. Augmented reality, or AR, is a technology which allows the projection of visual content that the viewer perceives as a real life experience and allows the viewer to intuitively interact with augmented content in his or her physical surroundings. Our technology platform is made up of computer vision algorithms which will interface with any hardware including mobile or wearable devices, that have two dimensional (2D) stereoscopic cameras. Our technology will turn such hardware into a powerful content augmentation platform. Our technology will be usable both outdoors and indoors and will feature a lower power consumption.

We are developing three software development kits, or SDKs, which will serve as the core platform for augmented reality software developers and wearable device manufacturers. Our solution is designed to assist application developers in easily and efficiently developing advanced augmented reality applications, in a shorter time-to-market, while still providing a rich augmented reality experience.

Currently, augmented reality technology is mainly used to provide mobile device users with an additional layer of visual content while looking at the world around them through the screen of their smart phones or tablets. New technologies are emerging to combine both wearable devices like AR glasses with mobile devices. Such a combination will enable the users to benefit from a many different augmented reality experiences that are not available today. However, currently, such technologies rely on expensive cameras and sensors requiring vast energy consumption and are overall unsuitable for incorporation into everyday wearable and mobile devices because they require either connection to electricity or relatively heavy batteries.

Our platform will provide application developers and wearable device manufacturers with a light, simple platform utilizing only simple, passive 2D cameras, requiring only one tenth (1/10) the power consumption of current AR solutions which can be operated by light batteries. Our technology enables the extraction, representation and digitization of the physical world and provides an intelligent understanding of the 3D scene. Furthermore, the technology is designed to provide a unique advanced “hand controlled” Natural User Interface, which enables the augmented reality application developers’ community to create a real life experience for application users that focuses mainly on the user’s point of view.

The Market for Augmented Reality

Augmented reality is a technology where digital data is merged with the real world. This technology superimposes computer generated data onto the real world in order to change how people interact and experience their surrounding environment. By combining the technology with the mobility and computing power of sophisticated smartphones and wearable devices, augmented reality can impact almost every industry, particularly gamming, retail, entertainment, travel and advertising.

It is expected that by 2017 the market for AR applications for mobile devices alone will reach revenues of up to $5.2 billion annually, compared to $82,000,000 in 2012. Additionally, over 2.5 billion AR applications are predicted to be downloaded to smartphones and tablets per year by 2017.

Revenues from augmented reality applications would primarily be derived from smartphone downloads, however, there is considerable potential for monetization of the AR technology through the sale of smart wearables as well. The sales of wearables provide a new business models for device manufacturers, content and application providers, and service providers.

The market for smart wearable devices, such as helmets or smart watches, and smart eyewear is growing fast. Major consumer electronics companies have invested in the development and acquisition of smart wearable technology and devices. For example, sales of the Google Glass, alone are estimated to reach approximately 21 million units annually by 2018, resulting in $10.5 billion in revenue.

One of the key factors contributing to this market growth of augmented reality is the increasing demand for enhanced user experiences and user interfaces. The wearable revolution is expanding far beyond today's current AR applications such as the Google Glass and fitness tracking and health monitoring applications. The cost and size of cameras, computers, sensors and connectivity and other devices necessary for the production of augmented reality technology are decreasing while the speed, accuracy and resolution are improving. The symbiotic combination of wearable devices with advanced augmented realty technology such as ours will provide a better experience with newly developed applications.

As AR technology continues to develop and new uses for AR are created, the number of AR applications will grow. Augmented reality application developers will demand enhanced software tools and platforms to support them. There is a clear need for enabling platforms like ours to assist in the rapid development of applications, in order to shorten their time to market.

Income Sources

The main target market for our software engine is the AR applications developers’ community, and more specifically those developing applications for wearable and mobile devices.

Our basic revenue model is a per-seat SDKs licensing strategy. Nevertheless, in order to penetrate the market, we will presumably need to initially add a mild “Freemium” model, allowing a very minimal set of features for free and offering more powerful tools on top as “Pro” or “add-on” services. In our industry, such market penetrating model is similar to multilayer pricing plans adopted by premium development platforms, such as the Unity game development platform.

In order to quickly position ourselves in these developing markets, we will take a parallel phased approach and form strategic partnerships by targeting original design and hardware manufacturers to design and manufacture their product utilizing our software platform.

Competition

Augmented reality technology and applications for it are in their infancy. Several consumer applications are currently available but they are generally narrow in scope and do not provide a fully immersive experience. Existing applications are accessed through mobile devices such as smartphones and tablets. Images of objects and scenes are captured by device cameras and recognized and interpreted by software. Relevant information is summoned from the network and presented to the user through the device screen and audio output.

Potential competitive challenges to our business may come from a range of entities and industries that are well suited to addressing consumer augmented reality markets. Early stage technology companies have developed platforms and browsers that underlie multiple consumer applications. Established multinational companies in media, communications, consumer electronics, and gaming have developed, or are in the process of developing, various augmented reality capabilities and experiences. Such companies often have extensive technological and marketing infrastructures, financial resources and established customer bases, which can facilitate efforts to establish market presence in various areas of augmented reality. On the other hand, we intend to be aggressive in pursuing alliances with established companies in an effort to harness our respective strengths and those of such partners, thereby minimizing potential competitive threats.

Early stage technology companies that have developed augmented reality platforms with multiple applications include Layar, Metaio, and Total Immersion. Additionally, IBM has already developed augmented reality shopping applications for its clients in the retail industry and it appears likely it will develop additional platforms and applications for the broad range of industries it serves.

Applications

Layar, offers a mobile browser that identifies images and provides relevant promotional and other information. The Layar browser recognizes and interprets objects and points of interest and superimposes pertinent images, videos, and sounds onto the device interface. We believe that one of their major focuses is the delivery of enhanced content to magazine readers where text, sounds, and videos supplement an article or advertisement.

Metaio offers the Junaio mobile browser which includes various augmented reality “channels” which incorporates a bar code scanner that enables the user to summon additional information regarding merchandise viewed on retail shelves.

Total Immersion offers a design platform, D’Fusion, that integrates real-time interactive 3D graphics into live video streams. Total Immersion offers the TryLive application which is, a virtual dressing room through which a user can virtually try on various garments, jewelry, shoes, and glasses by standing in front of a webcam.

In July 2012, IBM Research announced that it has developed a prototype of a mobile personal shopping assistant application. The application, which is related to IBM’s Smarter Commerce IT initiatives, will be provided and branded by retailers. The shopper enters product criteria during a store visit, pans the mobile device’s camera across a shelf, and receives recommendations for products that meet the criteria, additional product information, coupons, loyalty points and links into social networking activities.

Hardware

Google has been making significant efforts to develop augmented reality platforms, applications to work together with its devices. Google Goggles, introduced in late 2010, is an image recognition application for mobile devices which can be downloaded free. When the user points the device’s camera at an item or attraction, the application summons information from the network to identify what is being viewed, and provides additional relevant information to the user. In April 2010, Google announced Project Glass, which is centered around the development of augmented reality eyewear. The device includes a visual display that superimposes virtual images over real ones; a built-in camera; information processing capability; data storage; a built-in microphone; mini speakers; location and motion sensors; and a radio transmitter.

Nokia has introduced City Lens, an augmented reality browser incorporated into the company’s Lumia handset which uses Lumia’s camera, digital compass, and GPS capabilities to determine the user’s location and field of vision in real-time. The user points the Lumia camera at various sights and receives relevant images, text, and audio about nearby restaurants, stores, and tourist attractions. Reviews, promotions, directions, and other information are overlaid onto the screen. City Lens services are free for all wireless subscribers using Lumia handsets.

Apple has been granted a patent for a wearable computing device that allows an image to be projected in a “head-mounted display apparatus,” suggesting that the company may be dedicating significant resources to an augmented reality strategy.

It has been reported that Microsoft is developing augmented reality eyewear with capabilities similar to those being developed under Google Project Glass.

Intellectual Property

Our trademarks, trade secrets, copyrights and other intellectual property rights are important assets for us. We have filed a trademark application for the name “Infinity Augmented Reality”. We intend to register other trademarks and service marks, both domestically and in foreign jurisdictions. We hold the Internet domain name www.infinityar.com.

We intend to create families of patents, protecting the way we solve the particular problems and issues of the interface between the user and the digital world, e.g., how the user knows an object has been touched.

Employees

As of August 31, 2014, our workforce consisted of six full-time employees, including those employed by our wholly owned Israeli subsidiary. While none of our employees is party to any collective bargaining agreements or represented by a labor union, certain provisions of the Israeli labor laws and certain collective bargaining agreements between the Histadrut (General Federation of Labor in Israel) and the Coordination Bureau of Economic Organizations (including the Industrialists’ Associations) are applicable to our employees located in Israel by order of the Israel Ministry of Economics. These provisions primarily concern the length of the workday, minimum daily wages for professional workers, pension fund benefits for all employees, insurance for work-related accidents, procedures for dismissing employees, determination of severance pay and other conditions of employment. We generally provide our employees with benefits and working conditions beyond the required minimums. We have never experienced any employment-related work stoppages and believe our relationship with our employees to be good.

Our History

We were incorporated under the name of Shimmer Gold, Inc. on September 7, 2006 in the State of Nevada. In January 2010, we discontinued our business operations and transferred those operations and the assets relating thereto to Shawn Balaghi, our former president and director. In January 2010, our then existing shareholders sold 99% of their issued and outstanding common stock to YSY Enterprises, Inc. In May 2010, YSY Enterprises, Inc. sold its ownership interest to our current shareholders. On May 24, 2010, the board of directors and stockholders approved a 10-for-1 forward stock split, or the Stock Split. Pursuant to the Stock Split, every one (1) share of issued and outstanding common stock was reclassified into 10 whole post-split shares of common stock. Simultaneous with the Stock Split, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. and we changed our trading symbol to ALSO.OB.  From 2010 through November 15, 2012, we were a specialty financial services company engaged in the purchase of life settlements.

In November 2012, we exited the life insurance business and we entered into agreement with certain parties, who previously held, in the aggregate, all of our Series A and Series B Preferred Stock, or the Lenders, for the purchase by us from the Lenders of all of the issued and outstanding Series A and Series B Preferred Stock at such time.

In May 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, or IAR Subsidiary, which was actively engaged in the development of software applications which were intended to utilize augmented reality.

On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD, or IATL, a company organized under the laws of the State of Israel which developed applications for our augmented reality activities. In consideration of the services provided, IATL was entitled to receive a monthly base fee of $53,000. Effective June 30, 2013, we terminated this services agreement with IATL.

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into our company. During the year ended August 31, 2013, our Board of Directors unanimously resolved to form a wholly owned Israeli subsidiary and to undertake such activities and expend such amount of our funds as may be necessary in connection with augmented reality business. In furtherance thereof, on June 30, 2013, we formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd., or Infinity Israel. We are currently actively engaged in the development of software platform which will utilize Augmented Reality.

Our address is 2220 Nostrand Avenue, Brooklyn, NY 11210. Infinity Israel's offices are located at Mota Gur 9, Petah Tikva, Israel.

ITEM 1A. RISK FACTORS.

Investing in our securities involves a high degree of risk. You should carefully consider the following risk factors and all other information contained in this annual report on Form 10-K before making a decision to invest in shares of our common stock. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.  Investing in our common shares is highly speculative in nature, involves a high degree of risk and should be undertaken only by person who can afford to lose their entire investment.  Accordingly, investors should carefully consider, along with other matters referred to herein, the following risk factors in evaluation of our business.  Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth in the owing risk factors and elsewhere in this annual report on Form 10-K.

Risks Relating to Our Business

We have a limited operating history in our current business and as such an investor cannot assess our profitability or performance. Our earnings may be volatile, resulting in future losses and uncertainty about our ability to continue as a going concern.

We have a limited operating history in our current augmented reality business since November 2012. We have sustained operating losses since such date and will likely continue to sustain losses as we seek to develop our augmented reality products. We expect these losses to be substantial because our product development and other costs that will be spent on development activities. Accordingly, it may be difficult for an investor to assess our performance or to determine whether we will meet our projected business plan. We have limited financial results in augmented reality upon which an investor may judge its potential. For the year ended August 31, 2014, we had a net loss applicable to common shareholders of $7,874,588 as compared to $11,424,093 for the year ended August 31, 2013. As of August 31, 2014, we have an accumulated deficit of $66,180,568. Since we began augmented reality, we have generated no revenues and a large portion of our expenses are fixed, including expenses related to facilities, equipment, contractual commitments and personnel. As a result, we expect our net losses from operations to continue for the next few years. Our ability to generate revenues and the potential to become profitable will depend largely on our ability, alone or with potential collaborators, to efficiently and successfully complete the development of our augmented reality products and market our products. There can be no assurance that any such events will occur or that we will ever become profitable. Even if we do achieve profitability, we cannot predict the level of such profitability. If we sustain losses over an extended period of time, we may be unable to continue our business. We may in the future experience some or all of the following: under-capitalization, shortages, setbacks and the customary problems, delays and expenses encountered by any early stage business. An investor will be required to make an investment decision based solely on our management’s history and projected operations in light of the risks, expenses and uncertainties that may be encountered by engaging in the augmented reality sector of the technology industry. These conditions raise substantial doubt about our ability to continue as a going concern.

Because we are dependent upon our ability to generate sufficient cash from additional financing in order to meet our obligations as they become due and because the anticipated demand for our software platform may not meet cash flow requirements, there is substantial doubt about our ability to continue as a going concern.

We will require additional funds to finance our augmented reality operations. We are dependent upon the anticipated demand for our software platform and our ability to generate sufficient cash from our augmented reality business in order to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. These conditions raise substantial doubt that regarding our ability to continue as a going concern.

Our business prospects will be difficult to evaluate because we are developing novel augmented reality products.

Since we have a limited operating history and our augmented reality software engine will rely on complex technologies to be used together with other software and wearable devices, it may be difficult for our investors to assess our growth, monetization and earnings potential. We will face many of the difficulties new technology companies often face. These include, among others: limited financial resources; developing, testing and marketing new products for which a market is not yet established and may never become established; challenges related to the development, approval and acceptance of a new product; delays in reaching our goals; lack of substantial revenues and cash flow; high product development costs; competition from larger, more established companies; and difficulty recruiting qualified employees for management and other positions. We have only limited experience and resources to apply to the marketing, distribution and commercialization of any products we develop. If we are unable to successfully address these difficulties as they arise, our future growth and earnings will be negatively affected. We cannot be certain that our business strategies will be successful or that we will successfully address any problems that may arise.

We are dependent on application developers to use our products within augmented reality applications.

Our solution is designed to assist application developers to easily and efficiently develop advanced augmented reality applications using our platform, in a shorter time-to-market, while still providing a rich augmented reality experience. Our success depends, in large part, upon long-term acceptance and adoption of our products by such developers. There can be no assurance that developers will adopt and use our platform.

We are dependent on the growth of the augmented reality market; if such growth is limited our business may not be able to grow as planned.

Growth of the augmented reality market and our entrance into and expansion within the market may be negatively affected by a variety of factors, including but not limited to:

●	delays in the introduction of our technology to the market;
●	competition from other augmented reality companies;
●	competition from improved technologies which may be developed in the future
●	negative publicity about the augmented reality market; and;
●	the adoption and imposition of additional governmental regulation.

If any of these factors limit the growth of the augmented reality market, our business may not be able to grow as planned.

Being a public company results in additional expenses and diverts management’s attention.

As a public issuer, we are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Securities Act. The requirements under the Securities Act and the rules and regulations promulgated thereunder entail significant accounting, legal and financial compliance costs, and have made, and will continue to make, some activities more difficult, time consuming or costly and may place significant strain on our personnel, systems and resources.

The Securities Act requires, among other things, that we maintain effective disclosure controls and procedures and internal controls over financial reporting. In order to establish the requisite disclosure controls and procedures and internal control over financial reporting, significant resources and management oversight are required. As a result, management’s attention may be diverted from other business concerns, which could have a material adverse effect on our business, financial condition and results of operations.

We will require substantial additional capital in order to fully execute our business plan which may not be available to us on acceptable terms, or at all, and we may not be able to raise either additional debt or equity.

We will require additional capital in order to execute our current business plan. Any additional securities issued may dilute the interest of our existing shareholders. Failure to raise additional capital will result in our inability to successfully implement its business model. To date, we have financed our operations through capital raised from debt financing and preferred equity financing. We cannot be certain that additional funding will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us we may have to significantly delay, scale back or discontinue current business plan and the development of our technology. We may also seek collaborators for development of our technology at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available. Any of these events could significantly harm our business, financial condition and results of operations.

In order to carry out our business plan and implement our strategy, we anticipate that we will need to obtain additional financing from time to time and may choose to raise additional funds through strategic collaborations, licensing arrangements, public or private equity or debt financing, bank lines of credit or other arrangements. We cannot be sure that any additional funding, if needed, will be available on terms favorable to us, or at all. Furthermore, any additional equity or equity-related financing may be dilutive to our stockholders, and debt or equity financing, if available, may subject us to restrictive covenants and significant interest costs. If we obtain funding through a strategic collaboration or licensing arrangement, we may be required to relinquish all or part of the rights to our technology.

Certain shareholders beneficially own and will continue to own a substantial portion of our common stock and, as a result, can exercise control over shareholder and corporate actions.

Mr. Moshe Oratz, our former President and CEO, and members of his immediate family and affiliates are currently the beneficial owners of approximately 44.3% of our outstanding common stock. This concentration of ownership may also have the effect of delaying or preventing a change in control, potential mergers or other business combinations involving us, our acquisition or disposition of assets, our incurrence of indebtedness, our issuance of any additional common stock or other equity securities, our repurchase or redemption of common stock and our payment of dividends, which in turn could have a material adverse effect on the market price of our common stock or prevent shareholders from realizing a premium over the market price for their shares of common stock.

If we were to lose our senior management, we would encounter difficulties in implementing our business plan.

Our future success is dependent in large part upon our ability to develop our product. In particular, due to the relatively early stage of our new business, our future success is highly dependent on the abilities and continued service of our executive officers, particularly, Mr. Matan Protter, our Chief Technology Officer, to provide the necessary experience and background to develop our product. The loss of his services could impede our ability to develop our augmented reality platform.

There can be no assurance that we will be able to retain the services of our officers and employees. Failure to retain the services of Mr. Matan Protter and other key personnel could have a material adverse effect on us. At the present time, we have employment agreements with the above referenced individuals, along with non-compete agreements; however, we have not procured key person life insurance policies on these individuals.

There has been a limited liquidity for our shares and such limited market may make resale of the stock difficult.

An investor must be fully aware of the long-term nature of an investment in our Company. If for any reason the common stock does not continue to be listed on the OTC Bulletin Board or a significant public trading market with increased liquidity does not otherwise develop, investors holding shares of our common stock may have difficulty selling their common stock should they desire to do so.

We may not be able to effectively control and manage our growth, which would negatively impact our operations.

If our business and markets grow and develop it will be necessary for us to finance and manage expansion in an orderly fashion. We may face challenges in managing expanding product and service offerings. To manage such anticipated future growth and development, we may need to continue to implement and improve our managerial, operational and financial systems, expand our facilities and continue to recruit and train additional qualified personnel. Due to our limited financial resources, we may not be able to effectively manage the expansion of our operations or recruit and train additional qualified personnel. The expansion of our operations may lead to significant costs and may divert our management and business development resources. Any inability to manage growth could delay the execution of our business plans or disrupt our operations

We may be unable to successfully execute any of our identified business opportunities or other business opportunities that we may wish to pursue in the future due to lack of capital or resources.

We currently have a limited corporate infrastructure. In order to pursue business opportunities, we will need to continue to build and expand our infrastructure and operational capabilities. Our ability to successfully achieve the foregoing may be affected by any one or more of the following factors:

●	our ability to raise substantial additional capital to fund the implementation of our business plan;
●	our ability to execute our business strategy;
●	the ability of our services to attain market acceptance;
●	our ability to perform and manage the expansion of our operations;
●	our ability to attract and retain additional qualified personnel;
●	our ability to manage our third party relationships effectively;
●	the imposition of additional and/or increased government regulations; and
●	our ability to accurately predict and respond to structural changes in our industry and the evolving demands of the markets we serve.

A failure to adequately address any one or more of the above factors could have a significant impact on our ability to implement our business plan and our ability to pursue other opportunities that arise.

Our compensation policy may adversely affect our ability to recruit, retain and motivate our senior managing directors and other key employees, which in turn could adversely affect our ability to compete effectively and to expand our business.

Our total compensation includes cash, equity, and equity-based incentives. Our reliance on equity and equity-based incentives as a significant portion of the compensation package we offer our senior executives may not be effective, especially if the market price of our common stock declines. This compensation policy could adversely impact the overall compensation our key employees, including our senior executive officers and managing directors, may receive. Our senior executives may receive less compensation under this formula than they otherwise would receive at other companies, including competing companies, which would make it more difficult for us to retain our key employees, including our senior executives and managing directors, and to attract new key employees.

Employee misconduct, which is difficult to detect and deter, could harm us by impairing our ability to attract and retain clients and by subjecting us to significant legal liability and reputational harm.

In past years, there have been a number of highly-publicized cases in the high-tech industry, to which we belong, involving the unauthorized sale of trade secrets and industry “know-how" by key personal to competitors. There is also a risk that our employees could be hired by our competitors, and in the event that such employees were to improperly use or disclose confidential information, our business could be adversely affected.

Risks Related to Our Operations in Israel

Potential political, economic and military instability in the State of Israel, where our senior management, our head executive office, and facilities are located, may adversely affect our results of operations.

Our head executive and development offices are located in Israel. Our officers and most of our directors are residents of Israel. Accordingly, political, economic and military conditions in Israel and the surrounding region may directly affect our business and operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its neighboring countries. Any hostilities involving Israel or the interruption or curtailment of trade between Israel and its trading partners could adversely affect our operations and results of operations. During November 2012, Israel was engaged in an armed conflict with a militia group and political party who controls the Gaza Strip, and during the summer of 2006, Israel was engaged in an armed conflict with Hezbollah, a Lebanese Islamist Shiite militia group and political party. In December 2008 and January 2009 there was an escalation in violence among Israel, Hamas, the Palestinian Authority and other groups, as well as extensive hostilities along Israel’s border with the Gaza Strip, which resulted in missiles being fired from the Gaza Strip into Southern Israel. Similar hostilities accompanied by missiles being fired from the Gaza Strip into Southern Israel, as well at areas more centrally located near Tel Aviv and at areas surrounding Jerusalem, occurred during November 2012, and July through August 2014. These conflicts involved missile strikes against civilian targets in various parts of Israel, including areas in which our employees and some of our consultants are located, and negatively affected business conditions in Israel. Since February 2011, Egypt has experienced political turbulence and an increase in terrorist activity in the Sinai Peninsula following the resignation of Hosni Mubarak as president. This included protests throughout Egypt, and the appointment of a military regime in his stead, followed by the elections to parliament which brought groups affiliated with the Muslim Brotherhood (which had been previously outlawed by Egypt), and the subsequent overthrow of this elected government by a military regime instead. Such political turbulence and violence may damage peaceful and diplomatic relations between Israel and Egypt, and could affect the region as a whole. Similar civil unrest and political turbulence has occurred in other countries in the region, including Syria which shares a common border with Israel, and is affecting the political stability of those countries. Since April 2011, internal conflict in Syria has escalated, and evidence indicates that chemical weapons have been used in the region. Intervention may be contemplated by outside parties in order to prevent further chemical weapon use. This instability and any intervention may lead to deterioration of the political and economic relationships that exist between the State of Israel and some of these countries, and may have the potential for additional conflicts in the region. In addition, Iran has threatened to attack Israel and is widely believed to be developing nuclear weapons. Iran is also believed to have a strong influence among extremist groups in the region, such as Hamas in Gaza, Hezbollah in Lebanon, and various rebel militia groups in Syria. Additionally, a violent jihadist group named Islamic State of Iraq and Levant (ISIL) is involved in hostilities in Iraq and Syria and have been growing in influence. Although ISIL’s activities have not directly affected the political and economic conditions in Israel, ISIL’s stated purpose is to take control of the Middle East, including Israel. These situations may potentially escalate in the future to more violent events which may affect Israel and us. Any armed conflicts, terrorist activities or political instability in the region could adversely affect business conditions and could harm our results of operations and could make it more difficult for us to raise capital. Parties with whom we do business have sometimes declined to travel to Israel during periods of heightened unrest or tension, forcing us to make alternative arrangements when necessary in order to meet our business partners face to face. In addition, the political and security situation in Israel may result in parties with whom we have agreements involving performance in Israel claiming that they are not obligated to perform their commitments under those agreements pursuant to force majeure provisions in such agreements.

We do not have insurance to cover losses that may occur as a result of events associated with the security situation in the Middle East. Although the Israeli government currently covers the reinstatement value of direct damages that are caused by terrorist attacks or acts of war, we cannot assure you that this government coverage will be maintained or that it will sufficiently cover our potential damages. Any losses or damages incurred by us could have a material adverse effect on our business. Any armed conflicts or political instability in the region would likely negatively affect business conditions and could harm our results of operations.

Further, in the past, the State of Israel and Israeli companies have been subjected to economic boycotts. Several countries still restrict business with the State of Israel and with Israeli companies. These restrictive laws and policies may have an adverse impact on our operating results, financial condition or the expansion of our business.

Our operations may be disrupted as a result of the obligations of Israeli citizen to perform military service.

We and our Israeli subsidiary currently have 6 employees based in Israel. Many Israeli citizens are obligated to perform several days, and in some cases more, of annual military reserve duty each year until they reach the age of 40 (or older, for reservists who are military officers or who have certain occupations) and, in the event of a military conflict, may be called to active duty. In response to increases in terrorist activity, there have been periods of significant call-ups of military reservists. It is possible that there will be military reserve duty call-ups in the future. Our operations could be disrupted by such call-ups, which may include the call-up of members of our management. Such disruption could materially adversely affect our business, financial condition and results of operations. Additionally, the absence of a significant number of the employees of our Israeli suppliers, service providers and contractors related to military service or the absence for extended periods of one or more of their key employees for military service may disrupt their operations, in which event our ability to deliver products to customers may be materially adversely affected.

Because a certain portion of our expenses are incurred in currencies other than the U.S. Dollar, our results of operations may be harmed by currency fluctuations and inflation.

Approximately 40% of our expenses (primarily labor expenses of our Israeli subsidiary) are incurred in NIS. Additionally, certain assets, as well as a portion of our liabilities, are denominated in NIS. We expect such expenses to increase since we have moved a significant portion of our operations to Israel. As a result, we are exposed to some currency fluctuation risks. We may, in the future, decide to enter into currency hedging transactions to decrease the risk of financial exposure from fluctuations in the exchange rate of the currencies mentioned above in relation to the NIS. These measures, however, may not adequately protect us from adverse effects.

Risks Relating to Augmented Reality

We operate in a new and rapidly changing industry, which makes it difficult to evaluate our business and prospects.

Augmented reality, through which we expect to derive substantially all of our revenue, is a new and rapidly evolving technology. The growth of the augmented reality industry and the level of demand and market acceptance of our software are subject to a high degree of uncertainty. Our future operating results will depend on numerous factors affecting the augmented reality industry, many of which are beyond our control, including but not limited to:

●	continued worldwide growth in the adoption and use of augmented reality products, Google and other social networks;
●	changes in consumer demographics and public tastes and preferences;
●	the worldwide growth of personal computer, broadband Internet and mobile device users, and the rate of any such growth; and
●	general economic conditions, particularly economic conditions adversely affecting discretionary consumer spending.

Our ability to plan for augmented reality development, distribution and promotional activities will be significantly affected by our ability to anticipate and adapt to relatively rapid changes in the tastes and preferences of our current and potential consumers. A decline in the popularity of augmented reality in general, or our software in particular, would harm our business and prospects.

If we fail to effectively manage our growth, our business and operating results could be harmed.

To effectively manage the growth of our business and operations, we will need to continue spending significant resources to improve our technology infrastructure, our operational, financial and management controls, and our reporting systems and procedures by, among other things:

●	monitoring and updating our technology infrastructure to maintain high performance and minimize down time;
●	enhancing information and communication systems to ensure that our employees and offices around the world are well-coordinated and can effectively communicate with each other;
●	enhancing our internal controls to ensure timely and accurate reporting of all of our operations; and
●	appropriately documenting our information technology systems and our business processes.

Our failure to efficiently and effectively manage the growth of our business and operations and to perform any of the forgoing may have a material adverse effect on our business, financial conditions or results of operations.

Expansion into international markets is important for our growth, and as we expand internationally, we will face additional business, operational, financial and economic risks, any of which could increase our costs and hinder such growth.

Continuing to expand our business to countries other than the United States -is a part of our business strategy. We have a no operating history as a company outside of the United States. We expect to continue to devote resources to international expansion. Our ability to expand our business and to attract talented employees and consumers in an increasing number of international markets will require considerable management attention and resources. Expanding our international focus may subject us to risks that we have not faced before or increase risks that we currently face, including risks associated with:

●	recruiting and retaining talented and capable management and employees in foreign countries;
●	challenges caused by distance, language and cultural differences;
●	protecting and enforcing our intellectual property rights;
●	the inability to extend proprietary rights in our technology into new jurisdictions;
●	currency exchange rate fluctuations;
●	protectionist laws and business practices that favor local businesses in some countries;
●	foreign tax consequences;
●	foreign exchange controls or U.S. tax restrictions that might restrict or prevent us from repatriating income earned in countries outside the United States;
●	political, economic and social instability;
●	higher costs associated with doing business internationally;
●	export or import regulations; and trade and tariff restrictions.

Entering international markets will be expensive and will require considerable management attention and resources, our ability to successfully gain market acceptance in any particular market is uncertain, and the distraction of our senior management team could harm our business.

Failure to protect or enforce our intellectual property rights or the costs involved in enforcement of such could harm our business and operating results.

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

We intend to pursue the registration of our domain name(s), trademarks, and service marks in the United States and in certain locations outside the United States. We will seek to protect our trademarks, patents and domain name(s) in an increasing number of jurisdictions, a process that is expensive and time-consuming and may not be successful or which we may not pursue in every location. We may, over time, increase our investment in protecting our innovations through increased patent filings that are expensive and time-consuming and may not result in issued patents that can be effectively enforced. The Leahy-Smith America Invents Act (“the Leahy-Smith Act”), adopted in September 2011,includes a number of significant changes to United States patent law, including changes to transition from a “first-to-invent” system to a “first-to-file” system and to the way issued patents are challenged, the way patent applications will be prosecuted and may also affect patent litigation. These changes may favor larger and more established companies that have more resources to devote to patent application filing and prosecution. The United States Patent and Trademark Office has been in the process of implementing regulations and procedures to administer the Leahy-Smith Act, and many of the substantive changes to patent law associated with the Leahy-Smith Act may affect our ability to obtain, enforce or defend our patents. Accordingly, it is not clear what, if any, impact the Leahy-Smith Act will ultimately have on the cost of prosecuting our patent applications, our ability to obtain patents based on our discoveries and our ability to enforce or defend our issued patents. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents, all of which could harm our business.

Litigation may be necessary to enforce our intellectual property rights, protect our trade secrets or determine the validity and scope of proprietary rights claimed by others. Any litigation of this nature, regardless of outcome or merit, could result in substantial costs, adverse publicity or diversion of management and technical resources, any of which could adversely affect our business and operating results. If we fail to maintain, protect and enhance our intellectual property rights and trade secrets, we could lose our competitive advantage and competition we face would increase, reducing our potential revenues and adversely affecting our ability to attain or maintain profitability and our business and operating results may be harmed.

From time to time, we may face in the future, allegations that we have infringed the trademarks, copyrights, patents and other intellectual property rights of third parties, including from our competitors and non-practicing entities. Patent and other intellectual property litigation may be protracted and expensive, and the results are difficult to predict. As the result of any court judgment or settlement we may be obligated to cancel the launch of a product, stop offering a product or certain features of a product, pay royalties or significant settlement costs, purchase licenses or modify our product and features while we develop substitutes.

Programming errors or flaws in our augmented reality platform could harm our reputation or decrease market acceptance of our augmented reality platform, which would harm our operating results.

Our augmented reality platform may contain errors, bugs, flaws or corrupted data, and these defects may only become apparent after its launch, particularly as we launch new or improved augmented reality platforms and rapidly release new features to our existing augmented reality platform under tight time constraints. We believe that a negative experience of users of our product, may cause them to be less inclined to continue or resume using our software or recommend our solution to other potential developers. Undetected programming errors, defects and data corruption can disrupt our operations, adversely affect the experience of using our product by allowing consumers to gain unfair advantage, harm our reputation, cause our consumers to stop using our product, divert our resources and delay market acceptance of our product, any of which could harm our operating results.

Our business is subject to a variety of other U.S. and foreign laws, many of which are unsettled and still developing and which could subject us to claims or otherwise harm our business.

We are subject to a variety of laws in the United States and abroad, including laws regarding intellectual property, export and national security, that are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly laws outside the United States. We are potentially subject to a number of foreign and domestic laws and regulations that affect the offering of certain types of content, many of which are ambiguous, still evolving and could be interpreted in ways that could harm our business or expose us to liability. It is difficult to predict how existing laws will be applied to our business and the new laws to which we may become subject. If we are not able to comply with these laws or regulations or if we become liable under these laws or regulations, we could be directly harmed, and we may be forced to implement new measures to reduce our exposure to this liability. This may require us to expend substantial resources or to modify our product, which would harm our business, financial condition and results of operations. In addition, the increased attention focused upon liability issues as a result of lawsuits and legislative proposals could harm our reputation or otherwise impact the growth of our business. Any costs incurred as a result of this potential liability could harm our business and operating results. Changes in current laws or regulations or the imposition of new laws and regulations in the United States or elsewhere regarding these activities may lessen the growth of social game services and impair our business.

We will be dependent on certain third party service providers to assist in the development of our product.

We will depend on a number of third parties to assist in the development of elements of our Augmented Reality technology. We cannot be certain that any of these service providers will be willing and able to continue to provide these services in an efficient and cost-effective manner or that they will be willing or able to meet our evolving needs. If our potential service providers fail to meet their obligations, provide poor, inaccurate or untimely service, or we are unable to make alternative arrangements for the supply of these services, we may fail, in turn, to provide our services or to meet our obligations to our users and our business, financial condition and our operating results could be materially harmed.

Our product is largely intended for use with wearable augmented reality devices and we may not succeed in overcoming the developmental challenges presented by such.

The current existing solutions on the market are not suitable for dealing with the challenges presented by wearable augmented reality devices and do not answer its specific needs. In order to provide the market with a true wearable augmented reality experience, we will need to overcome various developmental challenges, including but not limited to:

●	building a digital on-line 3D representation of the user's physical surroundings through the Creation of a depth map, 3D reconstruction of the depth map, 3D scene characterization – light sources, reflections, transparency shadows, etc., as well as user orientation and positioning.
●	Virtual objects free hand control and interaction: On line 3D localization of the hand, collision detection between the human body and the virtual object, and hand position and user intended interpretation.
●	Efficient operability: Small and light, low power consumption leading to long battery life, indoor and outdoor functionability, face to face interaction. Support and user point of view sensing.

Due to the nature and complexity of the developmental challenges presented by wearable augmented reality devices, we will require substantial additional funding to overcome such challenges and even if such funding is obtained we may never be successful in overcoming such developmental challenges.

Inability to obtain intellectual property protection on solutions developed by us for complex computer vision problems may hinder the protection of our technology, product and intellectual property and allow competitors to utilize such solutions.

Our technology involves and depends on extremely advanced computer vision. It requires detailed and extensive knowledge in many sub-fields of computer vision as well as solving large sets of complex problems while adhering to time and power constraints. Developing solutions to such problems as we encounter them, most of which will be extremely complex and cannot be found even in academic papers, is imperative to the development and maintenance of our product. We will be able to protect our proprietary rights in such solutions from unauthorized use by third parties only to the extent that they are covered by valid and enforceable patents or are effectively maintained as trade secrets and we have the funds to enforce our rights, if necessary. We intend to apply for the registration of numerous patents to protect both the solutions to the particular problems as well as the issues the interface will have in regards to the user and the digital world. Filing, prosecuting and defending the necessary patents throughout the world would be prohibitively expensive. Failure by us to obtain such necessary patents may allow competitors to utilize solutions developed by us without considerable difficulty. Furthermore, Competitors may use our solutions in jurisdictions where we have not obtained patent protection to develop their own products and further, may export otherwise infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products in jurisdictions where we do not have any issued patents and our patent claims or other intellectual property rights may not be effective or sufficient to prevent them from so competing.

Risks Related to Ownership of our Common Stock

The price of our common stock may be volatile and fluctuate substantially, which could result in substantial losses for purchasers of our shares.

Although there is currently a limited market for our common stock, if a market for our common stock develops, there is a significant risk that our stock price may fluctuate dramatically in the future in response to any of the following factors, some of which are beyond our control including:

●	actual or anticipated changes in estimates as to financial results, development timelines or recommendations by securities analysts.
●	variations in our financial results or those of companies that are perceived to be similar to us;
●	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;
●	general economic, industry and market conditions and slowdowns;
●	sales of large blocks of our common stock;
●	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
●	fluctuations in stock market prices and volumes; concern by potential investors that the sale of large number of shares of common stock may have a downward effect upon the market price of the stock;
●	any financing transactions we may propose or compete.
●	the recruitment or departure of key personnel; and
●	the success of competitive products or technologies.

If we do not remediate the material weakness in our internal control over financial reporting or are unable to implement and maintain effective internal control over financial reporting in the future, the accuracy and timeliness of our financial reporting may be adversely affected and we may encounter difficulties in timely assessing business performance and identifying incipient strategic and oversight issues.

In connection with the audit of our financial statements for the year ended August 31, 2014, we identified a material weaknesses in our internal control over financial reporting. A material weakness is defined under the standards issued by the Public Company Accounting Oversight Board as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected and corrected on a timely basis. Although we have begun to address the identified material weaknesses, management concluded that our internal controls over financial reporting were not effective at August 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO, in Internal Control-Integrated Framework (1992).

The material weakness relates to the lack of sufficient personnel and processes to adequately and timely record certain of our complex financial and financing transactions. The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected. Our management is implementing possible improvements to internal controls, and compensating controls, and this focus will require management from time to time to devote its attention away from other planning, oversight and performance functions.

The Sarbanes-Oxley Act requires, among other things, that we assess the effectiveness of our internal control over financial reporting annually and disclosure controls and procedures quarterly. If we are unable to remediate the above material weaknesses, or other material weaknesses are identified in the future or we are not able to comply with the requirements of Section 404 in a timely manner, our reported financial results could be materially misstated, we could receive an adverse opinion regarding our internal controls over financial reporting from our accounting firm, if and when required, and we could be subject to investigations or sanctions by regulatory authorities, which would require additional financial and management resources, and the market price of our stock could decline. For so long as we remain as a smaller reporting company, our accounting firm will not be required to provide an opinion regarding our internal controls over financial reporting.

In addition, because we have concluded that our internal control over financial reporting is not effective, and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities.

Because we do not anticipate paying any cash dividends on our capital stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.

We do not anticipate paying cash dividends to our common shareholders, but currently intend to retain all of our future earnings, if any, to finance the growth and development of our business. Therefore, investors in our securities should not expect to receive dividends in the foreseeable future. As a result, capital appreciation, if any, of our common stock will be our investors' source of gain for the foreseeable future. However, even if a significant market for our securities does develop, there is no guarantee that the market price for the shares would be equal to or more than the initial per share investment price paid by any investor. There is a possibility that the shares could lose all or a significant portion of their value from the initial price paid by an investor.

The potential sale of a significant number of shares may adversely affect the market price for our common stock, even if our business is doing well, and could encourage short sales by third parties and could depress our common stock and could have a dilutive effect.

We presently have 94,148,344 options, warrants and convertible debentures to purchase shares of our common stock outstanding.  If and when these securities are converted and/or exercised into shares of our common stock, the number of our shares of common stock outstanding will increase. In addition, commencing July 27, 2011, certain of our existing shareholders became eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act of 1933, as amended, subject to certain limitations. Such increase in our outstanding shares, and any sales of such shares, could have a material adverse effect on the market for our common stock and the market price of our common stock.

Furthermore, because there is a limited public market for our stock, there may be significant downward pressure on our stock price caused by the sale or potential sale of a significant number of shares, which could allow short sellers of our stock an opportunity to take advantage of any decrease in the value of our stock. The presence of short sellers in our common stock may further depress the price of our common stock. If stockholders sell a significant number of shares of our common stock, the market price of our common stock may decline.

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

Our stock is currently thinly traded, so shares may be unable to be sold at or near the quoted bid prices if a significant number of shares need to be sold.

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

Our common stock is considered a “penny stock” and thereby subject to additional sale and trading regulations that may make it more difficult to sell our stock.

Our common stock is currently a “low-priced” security, or a penny stock, under rules promulgated under the Exchange Act.   A stock is considered to be a "penny stock" if it meets one or more of the definitions in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Exchange Act. These include but are not limited to the following: (i) the stock trades at a price less than $5.00 per share; (ii) it is not traded on a "recognized" national exchange; (iii) it is not quoted on The NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (iv) is issued by a company with net tangible assets less than $2,000,000, if in business more than a continuous three years, or with average revenues of less than $6,000,000 for the past three years. The principal result or effect of being designated a "penny stock" is that securities broker-dealers cannot recommend the stock but must trade in it on an unsolicited basis.

In addition, as result or effect of being designated a “penny stock” is that securities broker-dealers participating in sales of our common stock will be subject to the “penny stock” regulations set forth in Rules 15-2 through 15g-9 promulgated under the  Securities Exchange Act of 1934.  For example, Rule 15g-2 requires broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document at least two business days before effecting any transaction in a penny stock for the investor’s account.  Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor.  This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives.  If a penny stock is sold to an investor in violation of the penny stock rules, the investor may be able to cancel its purchase and get its money back. Compliance with the penny stock rules may make it difficult for investors to sell their common stock. Because of the rules and restrictions applicable to a penny stock, there is less trading in penny stocks and the market price of our common stock may be adversely affected. Also, many brokers choose not to participate in penny stock transactions. Accordingly, investors may not always be able to resell their common stock publicly at times and prices that they feel are appropriate and the market price of our ordinary shares may be adversely affected.

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

The future trading market for our common stock will be influenced in part by any research and reports that securities or industry analysts publish about us or our business. We do not currently have and may never obtain research coverage by securities and industry analysts. If no securities or industry analysts commence coverage of us the trading price for our common stock and other securities would be negatively affected. In the event we obtain securities or industry analyst coverage, if one or more of the analysts who covers us issues an adverse or misleading opinion regarding us, our business model, our intellectual property, our stock performance or downgrades our securities, our stock price would likely decline. If one or more of these analysts ceases to cover us or fails to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

With respect to our prior activities in the life insurance settlement business, we were recently joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions, LLC, et al., Index No. 653646/2011 in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP (collectively, “Genesis”), claim that we owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights. Genesis is seeking declaratory and injunctive relief (but no money damages).

Liability in connection with our discontinued activities, could lead to future liabilities which may have a material adverse effect on our business, our financial condition and the market value of our securities.

We could be subject to securities class action litigation

In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. If we face such litigation, it could result in substantial costs and a diversion of management’s attention and resources, which could harm our business.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Form 10-K, including statements regarding our future results of operations and financial position, business strategy, prospective products, product approvals, research and development costs, timing and likelihood of success, plans and objectives of management for future operations and future results of anticipated products, are forward-looking statements.

In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “expect,” “plan,” “anticipate,” “could,” “intend,” “target,” “project,” “contemplate,” “believe,” “estimate,” “predict,” “potential” or “continue” or the negative of these terms or other similar expressions. These forward-looking statements are only predictions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our business, financial condition and results of operations. All forward-looking statements speak only as of the date of this Form 10-K, are expressly qualified in their entirety by the cautionary statements included in this Form 10-K and are subject to a number of risks, uncertainties and assumptions, including those described under the sections in this Form 10-K entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10-K.

These statements involve known and unknown risks, uncertainties and other important factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. These factors include, among others:

●	Market Acceptance of our products
●	Market acceptance of Augmented Reality products
●	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;
●	the risks associated with dependence upon key personnel;
●	the cost, delays and uncertainties associated with our product development;
●	regulatory announcements, proceedings or changes;
●	competitive product developments and legal developments;
●	our history of operating losses since our inception and since we began to develop augmented reality in 2012;
●	risks associated with our ability to protect our intellectual property;
●	risks associate with our ability to raise additional funds; and
●	our liquidity.

Further, any forward-looking statement speaks only as of the date on which it is made. New risk factors and uncertainties may emerge from time to time, and it is not possible for management to predict all risk factors and uncertainties, or how they may affect us. Except as required by law, we have no duty to, and do not intend to, update or revise the forward-looking statements in this Form 10-K after the date of this Form 10-K, whether as a result of any new information, future events, changed circumstances or otherwise. This Form 10-K also contains market data related to our business and industry. This market data includes projections that are based on a number of assumptions. If these assumptions turn out to be incorrect, actual results may differ from the projections based on these assumptions. As a result, our markets may not grow at the rates projected by these data, or at all. The failure of these markets to grow at these projected rates may have a material adverse effect on our business, financial condition, results of operations and the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not applicable

ITEM 2.  PROPERTIES.

Our address is 2220 Nostrand Avenue, Brooklyn, New York 11210. We have no rent obligation for the twelve months ending August 31, 2015. Infinity Israel’s research and operations facility is located in Petah-Tikva, Israel and consist of approximately 164 square feet. Infinity Israel’s rent obligation for the twelve months ending August 31, 2015 is approximately 128,000 New Israeli Shekel (approximately $35,870 based on foreign exchange rate as of August 31, 2014).

ITEM 3.  LEGAL PROCEEDINGS.

With respect to our prior activities in the life insurance settlement business, we were recently joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP (collectively, “Genesis”), claim that we owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights.

Genesis is seeking declaratory and injunctive relief (but no money damages). We exited the life settlement insurance business in November 2012 and do not own or claim any rights in any such life settlement insurance policies. Accordingly, we believe that the claims are frivolous and intends to vigorously defend against the allegations. On or about September 18, 2014, the Court issued a stay of all proceedings in the Lawsuit pending the determination of an appeal of a decision related to other parties in the case.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780). During the year ended August 31, 2014, Infinity Israel and the former employee agreed to settle the claim for a lump sum payment of 50,000 NIS (approximately $14,300) by Infinity Israel to the former employee and, on January 26, 2014, the board of directors approved the issuance to the former employee options to purchase up to 218,750 shares of our Common Stock under our 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options were forfeited on June 23, 2014.

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

	High	Low
Fiscal Year Ended August 31, 2013
First Quarter	0.31	0.31
Second Quarter	0.51	0.25
Third Quarter	0.61	0.25
Fourth Quarter	0.46	0.25
Fiscal Year Ended August 31, 2014
First Quarter	0.50	0.22
Second Quarter	0.47	0.24
Third Quarter	0.31	0.10
Fourth Quarter	0.19	0.07
Fiscal Year Ended August 31, 2015
First Quarter (through November 21, 2014)	0.12	0.04

Stockholders

As of November 24, 2014, there were 95,316,155 shares of common stock issued and 94,960,687 shares of common stock outstanding. As of November 17, 2014, we had approximately 315 holders of record. This does not reflect persons or entities that hold their stock in nominee or “street” name through various brokerage firms.

Dividends

We have not paid cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance operations and expand our business and, therefore, do not expect to pay any dividends on our common stock in the foreseeable future.

Our Purchases of Our Equity Securities

We did not purchase any of our registered equity securities during the year ended August 31, 2014.

Recent Issuances Involving Unregistered Securities

None.

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of Infinity’s financial condition and results of operations in conjunction with its consolidated financial statements and the related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks and uncertainties. As a result of many factors, including those set forth under the section entitled “Risk Factors” and elsewhere in this report, actual results may differ materially from those anticipated in these forward-looking.

Overview

In May, 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, or IAR Subsidiary, which was actively engaged in the development of software applications which were intended to utilize augmented reality.

On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD, or IATL, a company organized under the laws of the State of Israel which developed applications for our augmented reality activities. In consideration of the services provided, IATL was entitled to receive a monthly base fee of $53,000. Effective June 30, 2013, we terminated this services agreement with IATL.

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into our Company. On June 30, 2013, we formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd.

We are currently actively engaged in the development of Augmented Reality software. Our objective is to establish ourselves firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

We are a company engaged in the development of an augmented reality software platform which will provide end users with a fully three dimensional (3D), interactive augmented reality experience with full hand controls and a completely natural user interface. Augmented reality, or AR, is a technology which allows the projection of visual content that the viewers feel is a real life experience despite the fact that the visual content is not physically right in front of them, and allows them to intuitively interact with augmented content in their physical surroundings. Our technology platform is made up of computer vision algorithms which will interface with any hardware , including mobile or wearable devices, that have two small and light two dimensional (2D) stereoscopic cameras. Our technology will turn such hardware into a powerful content augmentation platform. Our technology will be usable both outdoors and indoors and will feature a lower power consumption that focuses mainly on the user’s point of view.

We are developing three software development kits, or SDKs, that will serve as the core platform for augmented reality software developers and wearable device manufacturers. Our solution is designed to assist application developers to easily and efficiently develop advanced augmented reality applications using our platform, in a shorter time-to-market, while still providing a rich augmented reality experience.

Currently, augmented reality technology is mainly used to provide mobile device users with an additional layer of visual content while looking at the world around them through the screen on their smart phones or tablets. New technologies are emerging to combine both wearable devices like AR glasses and mobile devices. Such a combination will enable the users to benefit from a many different augmented reality experiences that are not available today. However, such technologies rely on expensive cameras and sensors requiring vast energy consumption and are overall unsuitable for incorporation into everyday wearable and mobile devices because they require either connection to electricity or relatively heavy batteries.

Our platform will provide application developers and wearable device manufacturers with a light, simple platform utilizing only simple, passive 2D cameras, requiring only one tenth (1/10) the power consumption of current AR solutions thus can be operated by light batteries. Our technology enables the extraction, representation and digitization of the physical world and provides an intelligent understanding of the 3D scene. Furthermore, the technology is designed to provide a unique advanced “hand controlled” Natural User Interface, which enables, empowering the augmented reality application developers’ community to create a real life experience for application users that focuses mainly on the user’s point of view.

Results of Operations

Our results of operations for the year ended August 31, 2014, consisted of operating and administrative expenses for personnel, leased office space and professional fees, interest incurred on convertible debentures, income tax expense and loss from discontinued operations.

Fiscal year ended August 31, 2014 compared to fiscal year ended August 31, 2013

INFINITY AUGMENTED REALITY, INC.

	Year ended August 31, 2014	Year ended August 31, 2013

Research and development	$(1,234,464)	$(133,704)
Sales, general and administrative expenses	(5,290,775)	(6,706,494)
Total operating expenses	(6,525,239)	(6,840,198)
Other expense
Foreign exchange loss	-	(7,136)
Interest expense	(792,284)	(67,667)

Loss from continuing operations before income tax	(7,317,523)	(6,915,001)
Income tax provision	-	(190,652)
Loss from continuing operations	(7,317,523)	(7,105,653)
Loss from discontinued operations (including loss on disposal of $8,438,584 for the year ended August 31, 2013), net of tax	(557,065)	(4,318,440)
Net loss	$(7,874,588)	$(11,424,093)

Research and development expenses. Research and development expenses increased from $133,704 for the year ended August 31, 2013 to $1,234,464 for the year ended August 31, 2014. The increase of $1,100,760 is primarily attributable to an increase in payroll expenses, mainly in our wholly-owned Israeli subsidiary, related to the development of our augmented reality software platform.

Sales, general and administrative expenses. Sales, general and administrative expenses decreased from $6,706,494 for the year ended August 31, 2013 to $5,290,775 for the year ended August 31, 2014. The decrease of $1,415,719 is primarily attributable to decrease of $1,439,022 related to the fair value of stock options issued to employees, directors and outside consultants of our company and our wholly-owned Israeli subsidiary. All of the operating and administrative expenses from the prior period related to our life settlements business and were reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Consolidated Financial Statements contained elsewhere in this Form 10-K for more information.

Interest expense. Interest expenses increased from $67,667 for the year ended August 31, 2013 to $792,284 for the year ended August 31, 2014. The increase is primarily attributable to interest expense from shareholder loans and convertible debentures.

Income Tax. There were $0 income tax expenses during the year ended August 31, 2014 as compared to $190,652 for the year ended August 31, 2013. There were no income tax expenses resulting from changes in the deferred tax asset in the year ended August 31, 2014, because we recorded a full valuation allowance against the deferred tax asset resulting from our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years. Income tax benefit (expenses) from the prior period related to our life settlements business and was reclassified to discontinued operations. See Note 3 - Discontinued Operations to the Consolidated Financial Statements contained elsewhere in this Form 10-K for more information.

Net Loss from continuing operations. We reported a net loss from continuing operations of $7,317,523 for the year ended August 31, 2014 compared to a net loss from continuing operations of $7,105,653 for the year ended August 31, 2013. The decrease of $211,870 is primarily attributable to an increase of $1,100,760 in research and development expenses and an increase of $724,617 in interest expenses offset by a decrease of $1,415,719 in sales, general and administrative expenses, a decrease of $190,652 in income tax expense and a decrease of $7,136 in foreign exchange loss on our investment in our wholly-owned Israeli subsidiary.

Loss from discontinued operations. Loss from discontinued operations was $557,065 for the year ended August 31, 2014. An amount of approximately $421,000 resulted from a true up of income taxes related to the year-end 2012 and 2013 tax returns and an amount of approximately $136,000 resulted from correction of an error related to financing a portion of premiums in 2012.

Liquidity and Capital Resources

Net cash used in operating activities from continuing operations for the year ended August 31, 2014 was $3,432,834. Net cash used in investing activities was $51,300 resulted from net purchase of leasehold improvements and equipment. Net cash provided by financing activities was $5,144,717 arising from proceeds received from convertible debentures and exercise of stock options. The effect of exchange rate changes on cash was a decrease of $13,478. This resulted in an increase in cash of $443,678. Sources of cash flow for continuing operations resulted primarily from proceeds received from convertible debentures.

Working Capital and Capital Availability: As of August 31, 2014, we had a working capital of $780,080 consisting of working capital of $807,915 from continuing operations and a working capital deficit of $27,835 from discontinued operations. We anticipate, that barring unforeseen developments, the proceeds received from these debt financings will sustain our operations for approximately six months. We expect to raise additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. As of August 31, 2014, we received a total of approximately $7,043,543 from a Convertible Debentures agreement with a maximum available of $7,793,543. Subsequently, during the first fiscal quarter of 2015, we received the remaining balance of $750,000 pursuant to said Convertible Debentures agreement.

To provide a secure and assured source of financing to our Company for its funding needs through the end of 2014, Credit Strategies LLP (the “Lead Investor”), on behalf of itself and its affiliates, and Singulariteam Fund L.P. (formerly known as Genesis Angels Fund LP), a limited partnership organized under the laws of New Zealand (collectively the “Purchasers”), have agreed to purchase $2,500,000 in the aggregate of our Convertible Debentures Series A-14, bearing an interest rate of 1.20% per annum, payable semi-annually in cash or kind, at our option, convertible into our Common Stock at the rate of $0.25 per share together with Warrants to purchase up to 10,000,000 shares of Common Stock at an exercise price of $0.50 per share, both expiring March 31, 2019. To date, we have received the entire $2,500,000.

On March 24, 2014, our board of directors approved the Securities Purchase Agreement with each of the Purchasers, substantially upon the terms set forth in the Securities Purchase Agreement (the “2014 SPA”), and to accept the offer of each of the Purchasers, to purchase its respective portion of the $2,500,000 of our Convertible Debentures Series A-14 with Warrants on the terms previously set forth in the 2014 SPA.

On June 24, 2014, we entered into a new Securities Purchase Agreement with ALS Capital Ventures LLC. (the "investor”) Pursuant to the terms of the Securities Purchase Agreement, the investor purchased 1.20% convertible debentures (convertible into an aggregate of 4,944,000 shares of common stock at an exercise price of $0.25 per share) and warrants (to purchase an aggregate of 4,944,000 shares of common stock at an exercise price of $0.50 per share). The purchase price paid by the investor was $1,236,000 which was paid through a combination of (a) $1,100,000 cash and (b) the exchange by the investor of a $136,000 payable owed by us to the investor as reimbursement of a reduction of premiums paid with regard to the insurance policies transferred to the investor by us in 2012.

On July 9, 2014, we issued Debentures and 1,000,000 warrants and received aggregate proceeds of $250,000.

We anticipate that barring unforeseen developments, the proceeds received from these subsequent debt financings will sustain our operations until April 2015. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months, we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for the next twelve months.

We previously sold an aggregate of (i) 48,300 shares of our Series A 12.5% Convertible Preferred Stock (the “Series A Preferred Stock”), which shares of Series A Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, subject to standard anti-dilution provisions, (ii) 2,850 shares of our Series B 12.5% Convertible Preferred Stock, or Series B Preferred Stock, which shares of Series B Preferred Stock have a stated value of $1,000 per share and are convertible into shares of our Common Stock at an initial conversion price of $1.00 per share, and (iii) warrants to purchase an aggregate of 57,592,500 shares of common stock, or Investor Warrants, 28,575,000 of which are exercisable at an initial exercise price of $2.00 per share and 29,017,500 of which are exercisable at an initial exercise price of $4.00 per share, which Investor Warrants expire five (5) years after issuance. To date, we received aggregate gross cash proceeds of $57,150,000 from these transactions, or Private Placements. In connection with the establishment of the Series B Preferred Stock, which is subordinate to the Series A Preferred Stock in respect of liquidation and redemption, the holders of 6,000 shares of Series A Preferred Stock agreed to exchange their Series A Preferred Stock for Series B Preferred Stock. Each exchanging Series A holder received an additional 50 Warrants exercisable at $4.00 for each share of Preferred Stock so exchanged. As a result of this exchange, there were 48,300 shares of Series A Preferred Stock and 8,850 shares of Series B Preferred Stock outstanding as of July 30, 2012.

On July 31, 2012, we entered into a Revolving Credit, Term Loan and Security Agreement, or the Loan and Security Agreement, with certain parties, who were the holders of, in the aggregate, all of our Series A and Series B Preferred Stock, or the Lenders. Platinum Partners Value Arbitrage Fund L.P., one of the Lenders, served as Agent for the Lenders. Pursuant to the Loan and Security Agreement, the Lenders agreed to lend us, in the aggregate (i) a maximum of $10,000,000 on a revolving loan basis, or the Revolving Loan, from one of the Lenders, and (ii) $57,150,000 as a term loan, or the Term Loan. Both the Revolving Loan and the Term Loan, which we collectively refer to as, the Loans, were due on October 31, 2012, or the Maturity Date, subject to acceleration upon the occurrence of certain specified events of default. The Loans had an interest rate of 12.5% per annum, due on the Maturity Date. Repayment of the Loans was secured by a security interest on all of our assets, including all of the life insurance policies owned by us as well as all of our other assets.

We were entitled to request a draw on the Revolving Loan when needed to pay premiums on the life insurance policies owned by us as or before they became due and for working capital purposes, subject to certain other conditions being satisfied and the agreement of the Lender providing the Revolving Loan to make the advance at such time. Proceeds of any draw down on the Revolving Loan will be used to pay such premiums and other applications provided in the Loan and Security Agreement or approved by the Agent. As of August 31, 2012 and November 15, 2012, we had a revolver loan payable balance of $2,300,000 and $5,135,000 respectively.

Simultaneously, we entered into an agreement to which we refer to as the Preferred Shares Agreement, with the Lenders, as holders of our preferred stock, for the purchase by us from the Lenders of an aggregate of 48,300 shares of the Series A and 8,850 shares of Series B Preferred Stock, which represented all of the issued and outstanding shares of preferred stock at such time and which had an aggregate stated value of $57,150,000, for a purchase price of $57,150,000 (payment was made by us applying all of the proceeds of the Term Loan for such purpose). As part of the purchase, the Lenders, who in addition to the Preferred Stock held warrants to purchase 57,592,500 shares of our common stock at exercise prices from $2 and $4 a share, agreed to cancel such warrants. Accordingly, as of the date of this annual report on form 10-K, we have no outstanding Preferred Stock.

Effective as of November 15, 2012, we reached an agreement with all of the Lenders regarding the satisfaction of the outstanding balance of the Loans, under the terms of a Loan Satisfaction Agreement. Such Agreement resulted in the disposition of all of the life insurance policies (and proceeds thereof) held by us to the Lenders or affiliates thereof. As of November 15, 2012, we had outstanding Obligations of $64,522,281, including (i) $57,150,000 in aggregate principal amount of the Term Loan plus $2,123,281, or the Term Interest, in interest under the Term Loan, or a total of $59,273,281 due under the Term Loan, and (ii) $5,135,000 outstanding under the Revolving Loan, plus all accrued interest due thereunder. The disposition of all of our life insurance policies was used to satisfy the $57,150,000 in aggregate principal amount of the Term Loan. During the year ended August 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000, a portion of these proceeds were used to satisfy the Term Interest, the Revolving Loan and all accrued interest thereunder. The Series A Preferred Stock and Series B Preferred Stock held by the Lenders included provisions allowing for the conversion of the preferred shares into shares of our Common Stock. After the purchase of the Series A Preferred Stock and Series B Preferred Stock held by the Lenders, there are no shares of Preferred Stock currently outstanding and all of the warrants held by the Lenders have been canceled. As a result of the repurchase of the Preferred Stock and cancellation of the warrants, we withdrew our registration statement on Form S-1, which proposed to cover the resale by the holders of the shares of common stock issuable upon conversion of the Preferred Stock and the exercise of the warrants.

Going Concern Qualification

We will require additional funds to finance our augmented reality operations. We are dependent upon the expected demand for our software platform and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. We may not be able to obtain additional financing on reasonable terms or at all. However, there can be no assurance that we will be successful in implement our business plan, and it is uncertain whether we will be able to achieve a profitable level of operations and be able to obtain additional financing. There can be no assurance that any additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We account for the beneficial conversion feature (“BCF”) and warrant valuation in accordance with ASC 470-20, Debt with Conversion and Other Options. We record a BCF related to the issuance of convertible debt that has conversion features at fixed rates that are “in-the-money” when issued and the fair value of warrants issued in connection with those instruments. The BCF for the convertible instruments is recognized and measured by allocating a portion of the proceeds to warrants, based on their relative fair value, and as a reduction to the carrying amount of the convertible debt equal to the intrinsic value of the conversion feature. The discount recorded in connection with the BCF and warrant valuation is recognized as non-cash interest expense and is amortized over the terms of the convertible notes.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition.  In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets.  The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors.  Based on this assessment, there was no impairment during the year ended August 31, 2014.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this Annual Report on Form 10-K. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 1.

On June 10, 2014, the FASB issued Accounting Standards Update [ASU] 2014-10, entitled Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The guidance in ASU 2014-10 removes all incremental financial reporting requirements from GAAP for development-stage entities, including the removal of Topic 915 from the FASB Accounting Standards Codification. In addition, the update adds an example disclosure in Risks and Uncertainties (Topic 275) to illustrate one way that an entity that has not begun planned principal operations could provide information about the risks and uncertainties related to our current activities.

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity—which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage.

ASU 2014-10 is effective for the first annual period beginning after Dec. 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after Dec. 15, 2015. Early adoption is permitted. We have early adopted the provisions of ASU 2014-10.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the financial statements of our Company.

Off-Balance Sheet Arrangements

We did not engage in any off-balance sheet arrangements or transactions.

Outlook

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged our IAR Subsidiary into our Company. We are actively engaged in the development of software platform which will utilize Augmented Reality. On February 26, 2013, we memorialized our understandings regarding prior and future activities with Infinity Advanced Technologies LTD, or IATL, a company organized under the laws of the State of Israel which is developing applications for our augmented reality activities. Effective June 30, 2013, we terminated our services agreement with IATL.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Please see our consolidated financial statements filed with this Annual Report on Form 10-K under Item 15 below.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a – 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the small size of our staff, we did not have sufficient segregation of duties to support its internal control over financial reporting.

There were no changes in our internal controls over financial reporting during the year ended August 31, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control over Financial Reporting

Our Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), in Internal Control-Integrated Framework (1992). Under the rules of the SEC, “internal control over financial reporting procedures” is defined as a process designed to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United states of America (“GAAP”).

Internal control over financial reporting includes maintaining records, that in reasonable detail accurately and fairly reflect our transactions and disposition of assets; provide reasonable assurance that transactions are recorded as necessary for preparation of our financial statements in accordance with GAAP; provide reasonable assurance that, and that receipts and expenditures of company assets are made only in accordance with  management authorization; and provide reasonable assurance regarding the prevention or the timely detection of the unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements.

Because of its inherent limitations, internal control over financial reporting may not provide absolute assurance that a misstatement of our financial statements would be prevented or detected. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As of August 31, 2014, we concluded that we had a material weakness in our internal control over financial reporting related to the lack of sufficient personnel and processes to adequately and timely record certain of our complex financial and financing transactions. The existence of a material weakness is an indication that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected. Our chief executive officer and chief financial officer concluded that, as of August 31, 2014, our Company did not maintain effective internal control over financial reporting based on COSO. Since August 31, 2013, management has adopted additional entity level controls and implemented additional procedures to bring our internal control procedures into compliance with the criteria established by COSO.

Because we have concluded that our internal control over financial reporting is not effective and to the extent we identify future weaknesses or deficiencies, there could be material misstatements in our financial statements and we could fail to meet our financial reporting obligations. As a result, our ability to obtain additional financing, or obtain additional financing on favorable terms, could be materially and adversely affected which, in turn, could materially and adversely affect our business, our financial condition and the market value of our securities. In addition, perceptions of us could also be adversely affected among investors, business partners, customers and others.

In light of the material weakness described above, other procedures were performed to ensure that our consolidated financial statements included in this Annual Report on Form 10-K were prepared in accordance with GAAP. These measures included hiring an external bookkeeping company which provides an additional entity level control to ensure timely reviews of agreements pre- and post-execution. As a result of these measures, management concluded that our consolidated financial statements included in this Annual Report on Form 10-K present fairly, in all material respects, our Company’s financial position, results of operations and cash flows as of the dates and for the periods, presented in conformity with GAAP.

Changes in Internal Control Over Financial Reporting

We hired a third-party consulting firm to assist in the preparation of the more complex financial statement disclosures, such as calculating the fair value of convertible debentures, warrants and options. Other than those listed, there were no changes in our internal control over financial reporting during the fourth quarter of the fiscal year ended August 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The table below sets forth the name, age and position of each of our directors and executive officers as of November 15, 2014:

Name	Age	Position

Motti Kushnir	45	Chief Executive Officer.
Ortal Zanzuri	35	Treasurer, Chief Financial Officer and Secretary
Matan Protter	31	Chief Technology Officer of Infinity Israel
Moshe Hogeg (2) (3)	33	Chairman of the Board of Directors
Enon Landenberg	42	President and Director
Ori Inbar (1) (3)	49	Director
Yuval Rabin (1) (2) (3)	59	Director
Sy Stern (1) (2) (3)	42	Director

(1)     Member of our Audit Committee

(2)     Member of our Compensation Committee

(3)     Member of our Nominating and Corporate Governance Committee

Business Experience

The following is a brief account of the education and business experience of our current directors and executive officers:

Motti Kushnir, 45, has been our Chief Executive Officer since April 1, 2014, after being nominated by our board of directors pursuant to the resignation of Mr. Enon Landenberg. In 2013, Mr. Kushnir founded PlaygroundAR which developed the next 3D sensing technology for augmented reality purposes, using standard 2D cameras and acted as its chief executive officer from 2013 until joining our Company. Mr. Kushnir served as Chief Marketing & Product Officer at Telmap Ltd. between 2009 and 2012, and as Vice President - Search & digital advertising at Amdocs Ltd. between 2007 and 2009. From 2005 to 2007 he served as Associate Vice President of Marketing for the Mobile Internet Solutions Division at Comverse and from 2000 to 2005 as Director of Business Development, Value Added Services and Products Mirs Communications, Motorola. Mr. Kushnir holds a BA in Business Management, from the Minhal College, Tel-Aviv, Israel, and an M.B.A. from the Hebrew University of Jerusalem, Israel.

Ortal Zanzuri, 35, has been our Chief Financial Officer and Treasurer since January 1, 2014. From November 1, 2013 to December 31, 2013 Ms. Zanzuri served as the Chief Financial Officer of our wholly owned subsidiary, Infinity Augmented Reality Israel Ltd. Prior to joining us, Ms. Zanzuri served the Corporate Controller at Pointer Telocation Ltd. (NASDAQ:PNTR), between 2011 and 2013, and as a controller at Retalix Ltd (NASDAQ:RTLX) from 2007 to 2010, after serving as a Senior Accountant at Ernst & Young Israel. Ms. Zanzuri holds a BA in Economics and Accounting from the Ben-Gurion University, Israel.

Matan Protter, 31, has been Chief Technology Officer of our wholly owned subsidiary, Infinity Augmented Reality Israel Ltd., since January 1, 2014 Dr. Protter was the Computer vision director in Mobli Media, Inc. from 2012-2013. Prior to that, he co-founded and acted as the Chief Technology Officer of Betterview from 2011-2012 andprovided consulting services in Computer Vision. . Dr. Protter holds an MSc. and PhD. from the computer science department of the Technion - Israel Institute of Technology, and holds a BSc in Mathematics, Physics and Computer Science from the Hebrew University of Jerusalem, Israel (Talpiot).

Moshe Hogeg, 33, has been Chairman of our board of directors since October 2012. In 2014, Mr. Hogeg founded Singulariteam Fund LP, a Private Investment Fund dedicated to assisting early stage technology companies. In addition, Mr. Hogeg serves as Chief Executive Officer of Mobli Media, Inc., a photo and video sharing platform, since 2010. From 2007 to 2009, Mr. Hogeg served as founder and Chief Executive Officer of Liga Misheli Ltd. (“Web2Sport”), a sports oriented social network in Israel. We believe that Mr. Hogeg is qualified to serve as a member and Chairman of our board of directors, due to his professional experience, including his leadership roles with other high-tech companies.

Enon Landenberg, 42, has served as our President and as a member of our board of directors since May 30, 2013. Between May 30,  2013 and April 1, 2014, Mr. Landenberg also served as our Chief Executive Officer. Prior to joining our Company, in 1999 Mr. Landenberg co-founded and served as managing partner of E-Dologic, Israel’s first interactive advertising agency, which launched revolutionary campaigns for various Fortune 500 companies. From 2001 to 2013, Mr. Landenberg served as Chief Interaction Officer of Publicis Group SA, after it acquired E-Dologic. Mr. Landenberg currently serves on Board of Governors of the Ruppin Academic Center. In 2013,Mr. Landenberg serves as Chief Commercial Marketing Officer for the SpaceIL project. Mr. Landenberg holds a BA from the Ruppin Academic Center. We believe that Mr. Landenberg is qualified to serve as our President and as a member of our board of directors, due to his experience in the interactive media and his leadership roles with other high-tech companies.

Ori Inbar, 49, has served as a member of our board of directors since September 2013. In 2012, Mr. Inbar founded Augmented Reality.org, a global not-for-profit organization, where he currently serves as Chief Executive Officer. In 2008, Mr. Inbar co-founded Ogmento, Inc., a venture-backed augmented reality game developer, and served as CEO until to 2012. From 2001 to 2007, Mr. Inbar served as Senior Vice President of Solution Marketing at SAP AG. Mr. Inbar holds a BA from Tel Aviv University, Israel as a double major in Computer Science and Cinema & TV. We believe that Mr. Inbar’s is qualified to serve as a member of our board of directors, due to his position as a recognized speaker and authority in the realm of augmented reality, and his extensive knowledge of the augmented reality field and his experience as officer of other companies in our field.

Yuval Rabin, 59, has served as a member of our board of directors since May 2013. Mr. Rabin Currently serves as Chairman of the boards of directors of Beyond Verbal Communication Ltd. and WTP Technology Ltd. Mr., and as a member of the respective boards of directors of Effective Space Ltd. and StoreDot Ltd. From 2008 Mr. Rabin founded Oris Investments Ltd., an investment company with a focus on clean technology and he is serving as its Managing Partner. Prior to that, between 2002 and 2007, Mr. Rabin was Managing Partner at Rabin, Sheves, Lipkin-Shahak and Birger Partners, Inc., and was also Chief Technology Officer and Chief Operating Officer at BeyondGuide, Inc. From 1985 to 2000, Mr. Rabin worked at several technology companies including Esim Inc., Sapiens International and Digital Equipment Corp. – DEC. In addition, Mr. Rabin was Chairman of The Peace Generation and he is a co-founder of the Israeli Peace Initiative Program. Mr. Rabin completed a five-year program in computer sciences at the IDF computer center. We believe that Mr. Rabin is qualified to serve as a member of our board of directors, due to his service as a director of various other companies, which, combined with his business acumen and judgment, provide our board of directors with valuable business and operational expertise and leadership skills.

Sy Stern, 42, has served as a member of our board of directors since December 2010. Mr. Stern is currently the CFO at The Melohn Group, a real estate firm in New York City.  Prior to working at The Melohn Group, Sy was a Tax Manager at AIG from January 2011 until January 2013, and a partner in the law firm of Stern and Stern LLP. Mr. Stern has been the Managing Member of the Stern Professional Group LLC, a consulting group focused on complex tax and legal matters since July 2007. Mr. Stern also functioned as interim CFO for a real estate development joint venture from July 2007 to April 2008 and as interim controller for Platinum Healthcare Staffing from June 2010 to September 2010. From October 1999 to June 2007 Mr. Stern worked as an Associate to Tax Manager with PricewaterhouseCoopers, LLP and then Ernst & Young, LLP. Mr. Stern holds a J.D. from the New York Law School and an MBA in Accounting from the Pace University, Lubin School of Business, in New York. Mr. Stern is currently a member of good standing in the New York State Bar Association and the New Jersey State Bar Association, and is also a certified public accountant licensed in the State of New York. We believe that Mr. Stern is qualified to serve as a member of our board of directors, due to his prior experience, his financial training and his business-focused educational background.

Family Relationships

Our Chairman of the Board of Directors, Moshe Hogeg, and our Treasurer, Chief Financial Officer and Secretary, Ortal Zanzuri, are first cousins.

Other than the above, there are no other family relationships among any of our current or former directors or executive officers.

Involvement in Certain Legal Proceedings

None of our directors, executive officers, or non-executive officers has been involved in any legal proceeding in the past 10 years that would require disclosure under Item 401(f) of Regulation S-K promulgated under the Securities Act.

Technology Advisory Board

On November 11, 2013, our Board of Directors approved the creation of a Professional Advisory Board for our Company (the “Advisory Board”), with the Board (or the Compensation Committee) having the authority, at its discretion, to set compensation of the members of the Advisory Board, and terminate the service any advisory board member. On January 14, 2014 the Board adopted the Technology Advisory Board Charter and the appointments of Professor Steve Mann and Mr. Ido Sadeh as members of our Technology Advisory Board.

Professor Steve Mann was granted 200,000 Non-Qualified Stock Options with an exercise price of $0.33, vesting semiannually over the next 2 years, and expiring on January 13, 2019. 50,000 (or 25%) of these options shall initially vest on June 30, 2014 through December 31, 2015.

Mr. Ido Sadeh was granted 400,000 Non-Qualified Stock Options with an exercise price of $0.285, vesting semiannually over the next 2 years, and expiring on February 21, 2019. 100,000 (or 25%) of these options shall initially vest on August 31, 2014 through February 28, 2016.

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

Meetings and Attendance

During the fiscal year ended August 31, 2014, there were fifteen (15) meetings and/or Unanimous Written Consent of our Board of Directors.

Each director attended or participated in at least 75% of the meetings of the Board of Directors held during our fiscal year ended August 31, 2014, and during his term of service.

Board Committees

We constituted an Audit Committee, Nominating and Corporate Governance Committee, and Compensation Committee on April 4, 2011. Each Committee operates under a charter that has been approved by our board of directors. Copies of each committee’s charter are posted on the Investor Relations section of our website, which is located at www.infinityar.com, under the caption “Investor Relations-Corporate Information.” The composition and general function of each of these committees are described below.

Audit Committee

We have a separately designated standing Audit Committee established in accordance with Section 3(a) (58) (A) of the Securities Exchange Act of 1934 (the “Exchange Act”). Our Audit Committee is currently composed of Mr. Stern (Chairman) and Messrs. Inbar and Rabin.  Each individual is involved in discussions with management and our independent registered public accounting firm with respect to financial reporting and our internal accounting controls. Our board of directors has determined that Mr. Stern is an “audit committee financial expert” as defined in Item 407(d) (5) (ii) of Regulation S-K.

Our Audit Committee is authorized, among other things, to:

●	appoint, retain, evaluate and replace our independent auditors.
●	review and pre-approve all audit and non-audit fees and services.
●	review the proposed scope and results of the audit.
●	review accounting and financial controls with management and the independent auditors.
●	oversee the accounting and financial reporting processes and the audit of the financial statements
●	review and recommend to the board of directors regarding “related party” transactions.
●	establish procedures for complaints received by us regarding accounting, internal accounting controls, or auditing matters.

Compensation Committee

Our Compensation Committee was formed in April 2011 and consists of Messrs. Hogeg, Rabin and Stern. Our Compensation Committee will award stock options to officers and employees.

Our Compensation Committee is authorized, among other things, to:

●	review and approve the evaluation process and compensation structure for our executive officers.
●	review and approve the corporate goals and objectives with respect to compensation for the CEO.
●	review and approve any employment, severance agreements, change of control agreements or provisions, or separation agreements with the CEO.
●	recommend to the board of directors as to the form and amount of compensation for the members of our board of directors.
●	oversee and advise the board of directors on the adoption of policies that govern our compensation programs.
●	administer our incentive compensation and stock option plans,.

There is currently no chairman for the Compensation Committee

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee was formed in April 2011 and consists of Messrs. Hogeg, Inbar, Rabin and Stern.

Our Nominating and Corporate Governance Committee among other things, to:

●	identify and recommend to the board of directors individuals qualified to be nominated for election to the board of directors, and as chairman for each committee of the board of directors.
●	review and recommend changes to the criteria for membership of the board of directors and determine whether qualifications for membership on each committee of board of directors are met.
●	establish policies regarding consideration of director candidates recommended by our stockholders, if any, and the procedures to be followed by stockholders that desire to submit such a recommendation.
●	develop and recommend to the board an annual self-evaluation process of the board of directors and its committees.
●	oversee the evaluation of our board of directors and management.

There is currently no chairman for the Nominating and Corporate Governance Committee.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us regarding the filing of required reports, we believe that all Section 16(a) filing requirements applicable to our directors, executive officers and greater-than-ten-percent beneficial owners with respect to our fiscal year ending August 31, 2014, were met, except for late filings made by our executives and/or directors, Mr. Motti Kushnir, Ms. Ortal Zanzuri, Mr. Matan Protter, Mr. Enon Landenberg, Mr. Moshe Hogeg, Mr. Ori Inbar and Mr. Sy Stern, with respect to options granted to them. While the date of grant is deemed to be the date on which our board of directors resolved to approve such grant, the respective filings were filed by the grantees on a later date, only after execution of their respective award agreements.

Code of Business Ethics and Conduct

Our board of directors has adopted a Code of Business Ethics and Conduct Guidelines to which adherence is full commitment. The Code of Business Ethics and Conduct Guidelines may be found on our website at www.infinityar.com. We intend to satisfy any disclosure requirement under Item 5.05 of Form 8-K regarding an amendment to, or waiver from, a provision of this Code by posting such information on our website, at the address specified above.

ITEM 11. EXECUTIVE COMPENSATION.

The following table summarizes the total compensation paid or accrued during the last two fiscal years ended August 31, 2014 and 2013, to (i) our current Chief Executive Officer, (ii) our two next most highly compensated executive officers who earned more than $100,000 during the fiscal year ended August 31, 2014, and were serving as executive officers as of such date, and (iii) two of our former executive officers who were set to earn more than $100,000 during the fiscal year ended August 31, 2014, had they been serving as executive officers as of such date.

Name and Principal Position (in dollars)	Fiscal Year	Salary ($)(1)		Bonus ($)(2)	Option Awards ($)(3)	All Other Compensation ($)(4)	Total ($)

Motti Kushnir	2014	151,556	(5)		91,108		242,664
Chief Executive Officer	2013

Ortal Zanzuri	2014	122,148	(6)		54,781		176,929
Treasurer, Chief Financial Officer	2013

Matan Protter	2014	118,807	(7)		91,108		209,915
Chief Technology Officer of Infinity Israel	2013

Enon Landenberg	2014	301,419	(8)		305,919		607,338
President, Former Chief Executive Officer	2013	62,500		-	57,698	-	120,198

Joshua Yifat	2014	111,000			31,155		142,155
Former Treasure & Chief Financial Officer	2013	166,400		14,400	27,166	9,000	216,966

(1) The dollar value of direct remuneration paid during the year ended August 31, 2014 including amounts expended by us for expenses reimbursed to officers (including professional and business association dues and expenses) and other fringe benefits commonly reimbursed or paid by companies in Israel.

(2) The dollar value of bonus (cash and non-cash) earned.

(3) Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. The equity awards were issued as compensation for services of the persons listed in the table. See Note 7 to our audited consolidated financial statements for the fiscal years ended August 31, 2014 and 2013, included in this report for details as to the assumptions used to calculate the fair value of our equity awards.

(4) All other compensation received that we could not properly report in any other column of the table.

(5) On an annual basis, for the fiscal year ended August 31, 2014, the salary included above would have accrued at the rate of approximately $227,000 per annum.

(6) On an annual basis, for the fiscal year ended August 31, 2014, the salary included above would have accrued at the rate of approximately $146,500 per annum.

(7) On an annual basis, for the fiscal year ended August 31, 2014, the salary included above would have accrued at the rate of approximately $190,000 per annum.

(8) On an annual basis, for the fiscal year ended August 31, 2014, the salary included above would have accrued at the rate of approximately $301,400 per annum.

Narrative Disclosure to Summary Compensation Table

Motti Kushnir

Our subsidiary, Infinity Israel Ltd., or Infinity Israel, entered into an employment agreement with Motti Kushnir (“Mr. Kushnir”) on December 29, 2013, pursuant to which Motti served as the Chief Operating Officer (“COO”) effective from December 29, 2013. In connection with his appointment as COO, Mr. Kushnir was entitled to receive annual compensation of approximately NIS 630,000 (approximately $179,000) as well as options to purchase 1,375,000 shares of our common stock with an exercise price of $0.40, vesting semiannually over a period of 3 years, and expiring on February 22, 2019. Mr. Kushnir's employment agreement is cancelable by either us or Mr. Kushnir with 60 days prior notice.

On March 24, 2014, our Board of Directors accepted the resignation of the former Chief Executive Officer of our Company and our wholly-owned subsidiary, Infinity Israel, Mr. Enon Landenberg, from such capacity, effective April 1, 2014, and elected Mr. Kushnir to serve as Chief Executive Officer of our Company. Mr. Kushnir was also elected to serve as the Chief Executive Officer of Infinity Israel. The change in Mr. Kushnir's position was not accompanied by any changes to his employment terms.

Ortal Zanzuri

Effective November 1, 2013, Infinity Israel entered into an employment agreement with Ms. Zanzuri pursuant to which she was appointed as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the our board of directors unanimously resolved to approve Ms. Zanzuri’s appointment as our Chief Financial Officer, effective on January 1, 2014, concurrently with accepting the resignation of Mr. Joshua Yifat, effective from said date. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri is entitled to receive annual compensation of NIS 480,000 (approximately $136,000) and was granted options to purchase 400,000 shares of our common stock with an exercise price of $0.10 which vest semiannually over a period of 2 years, commencing from April 30, 2014, continuing through October 31, 2015, and expire on February 22, 2019. Total fair value of this grant was $87,875. Ms. Zanzuri 's employment agreement is cancelable by either us or Ms. Zanzuri with 60 days prior notice

Matan Protter

Infinity Israel entered into an employment agreement with Matan Protter (“Matan”) on December 29, 2013, pursuant to which Matan has been serving as the Chief Technology Officer (“CTO”) effective as of January 1, 2014. In connection with his appointment as CTO, Matan was entitled to receive annual compensation of approximately NIS 531,600 (approximately $151,000), and was granted options to purchase 1,375,000 shares of our common stock with an exercise price of $0.40, vesting semiannually over a period of 3 years, and expiring on February 22, 2019. Mr. Protter 's employment agreement is cancelable by either us or Mr. Protter with 60 days prior notice.

Enon Landenberg

Effective May 30, 2013, we agreed in principle to employ Mr. Landenberg as President and Chief Executive Officer, through May 31, 2014, with an initial base compensation of $250,000 per year. Mr. Landenberg was also entitled to receive 300,000 Non-Qualified Stock Options with an exercise price of $0.405, vesting on May 30, 2013 and expiring on May 29, 2018. On July 31, 2013, Mr. Landenberg waived his rights to receive these o Non-Qualified Stock Options, which were summarily cancelled by us.

On March 24, 2014, our Board of Directors accepted the resignation of the former Chief Executive Officer of our Company and our wholly-owned subsidiary, Infinity Israel Ltd., Mr. Enon Landenberg, from such capacity, effective April 1, 2014. Mr. Landenberg’s resignation was not the result of any disagreement regarding the operations, policies and procedures of our Company. Mr. Landenberg remains our President and a member of our board of directors.

Pursuant to the terms of an agreement reached between us and Mr. Landenberg, he was entitled to continue to receive his then current salary and full benefits until June 30, 2014. Mr. Landenberg had previously been granted options to purchase 1,500,000 shares of our common stock, of which 750,000 options were already fully vested at such time. Mr. Landenberg also received acceleration of the remaining unvested options to purchase 750,000 shares of our common stock, which vest in nine monthly installments commencing from April 30, 2014 through December 31, 2014.

Joshua Yifat

We entered into an employment agreement with Mr. Yifat, dated April 15, 2011, pursuant to which, Mr. Yifat served as our Treasurer and Chief Financial Officer and was entitled to an annual salary of $160,000, later increased to $171,600 effective September 1, 2012, until April 15, 2014. In addition, Mr. Yifat was entitled to receive a net year-end performance bonus, based on performance measurements approved by our independent directors, as well as certain other benefits. On November 11, 2013, our board of directors unanimously resolved to appoint Ms. Ortal Zanzuri to replace Mr. Yifat as Chief Financial Officer, effective on January 1, 2014, and accepted the resignation of Mr. Yifat, effective as of said date.

Upon being appointed as Chief Financial Officer, Mr. Joshua Yifat was granted 100,000 shares of common stock under our 2013 Plan. During the year ended August 31, 2013, Mr. Joshua Yifat was granted a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which options were fully vested as of March 6, 2013. As of August 31, 2014, all the forgoing options were forfeited.

Outstanding equity awards at fiscal year end

The following table sets forth information for each named executive officer regarding outstanding stock options on the last day of the fiscal year ended August 31, 2014:

	Option Awards
	Number of Securities Underlying Unexercised Options
Name	Number Exercisable (1)	Number Unexercisable		Option Exercise Price ($)	Option Expiration Date

Motti Kushnir	229,167	1,145,833	(2)	0.40	2.22.2019

Ortal Zanzuri	100,000	300,000	(3)	0.10	2.22.2019

Matan Protter	229,167	1,145,833	(4)	0.40	2.22.2019

Enon Landenberg	1,166,665	333,335	(5)	0.10	2.22.2019

(1)     The options have not been, and may never be, exercised and actual gains, if any, on exercise will depend on the value of the shares of common stock on the date of exercise.

(2)     These options were granted on February 23, 2014, and vest semiannually over a period of 3 years, commencing from June 30, 2014, and will be fully vested on December 31, 2016.

(3)     These options were granted on February 23, 2014, and vest semiannually over a period of 2 years, commencing from April 30, 2014, and will be fully vested on October 31, 2015.

(4)     These options were granted on February 23, 2014, and vest semiannually over a period of 3 years, commencing from June 30, 2014, and will be fully vested on December 31, 2016.

(5)     These options were granted on February 23, 2014, half of which (750,000) vested immediately, and the balance of which (750,000) vest ratably on a monthly basis over the period of 9 months commencing from April 30, 2014, and will be fully vested on December 30, 2014.

Director Compensation

The following table sets forth the compensation during the year ended August 31, 2014 of the non-employee members of our board of directors who serve on our board of directors.

Name	Fees Earned or Paid in Cash ($)		Common stock Awards ($)(1)	Option Awards ($)(1)		Total ($)

Moshe Hogeg	-			2,356,858	(2)	2,356,858

Ori Inbar	20,000	(3)		15,224	(4)	35,224

Yuval Rabin	-			-		-

Sy Stern	12,000	(5)		25,296	(6)	37,296

(1)	Amounts represent the aggregate grant date fair value in accordance with FASB ASC Topic 718. For the assumptions made in the valuation of our equity awards see Note 7 to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for the year ended August 31, 2014.
(2)	On March 24, 2014, our board of directors elected Moshe Hogeg as Chairman of our board of directors. In consideration of his services as Chairman, we issued Mr. Hogeg options to purchase 20,000,000 shares of the our common stock under the our 2014 Plan, which vest in 24 equal monthly installments (with the first vesting date being one month following the date of grant), provided he continues to serve as Chairman of the Board as of the relevant vesting date, and to have an exercise price of $0.01 per share and an expiration date which is March 24, 2024.
(3)	Commencing from November 2013, Mr. Inbar receives a monthly cash retainer fee of US$2,000 for his service as a member of our board of directors.
(4)	On November 9, 2013, Mr. Inbar was granted 100,000 Non-Qualified Stock Options with an exercise price of $0.29, vesting semiannually over a period of 2 years commencing from the beginning of our quarterly reporting date (i.e. March 1 and September 1), and expire 5 years from each vesting date. 25,000 (or 25%) initially vested on March 1, 2014 and expire on February 28, 2019.
(5)	Commencing from March 2014, Mr. Stern receives a monthly cash retainer fee of US$2,000 for his service as a member of our board of directors.
(6)	On February 23, 2014, our board of directors granted Mr. Stern 200,000 Non-Qualified Stock Options with an exercise price of $0.285. 100,000 options vested immediately and 100,000 options vest semiannually over a period of 2 years commencing from July 31, 2014, and expiring on February 22, 2019.

Narrative to Director Compensation Table

Our directors currently do not receive any cash compensation for service on the Board of Directors or any committee thereof, except for Mr. Inbar and Mr. Stern who each receive a monthly retainer fee of $2,000. However, directors may be reimbursed for certain expenses in connection with attendance at Board and Committee meetings. We may compensate independent directors for their service on the Board and any Committee at rates that are comparable to the compensation paid to independent directors of other similarly situated companies.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security ownership of certain beneficial owners and management

This table sets forth certain information regarding the ownership of our common stock as of November 15, 2014 by: (i) each director; (ii) each of our current executive officers; (iii) all of our directors and executive officers as a group; and (iv) all those known by us to be beneficial owners of at least five percent of our common stock. Information relating to beneficial ownership of common stock by our principal stockholders and management is based upon information furnished by each person using "beneficial ownership" concepts under the rules of the Securities and Exchange Commission. Under those rules, beneficial ownership includes any shares as to which the individual has sole or shared voting power or investment power and also any shares which the individual has the right to acquire within 60 days of November 15, 2014, through the exercise or conversion of any stock option, convertible security, warrant or other right. Inclusion of shares in the table does not, however, constitute an admission that the named stockholder is a direct or indirect beneficial owner of those shares. Unless otherwise indicated, each person or entity named in the table has sole voting power and investment power (or shares that power with that person’s spouse) with respect to all shares of capital stock listed as owned by that person or entity.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class (1)

Directors and Executive Officers

Motti Kushnir (2) 9 Mota Gur Street Petah-Tikva, Israel P.O Box 10230. 4900202	500,446	*

Ortal Zanzuri (3) 9 Mota Gur Street Petah-Tikva, Israel P.O Box 10230. 4900202	200,000	*

Matan Protter (2) 9 Mota Gur Street Petah-Tikva, Israel P.O Box 10230. 4900202	500,446	*

Moshe Hogeg (4) 4 Berkovitz 4, 18 Floor (Museum Tower), Tel-Aviv, Israel	16,049,997	15.6%

Sy Stern (5) 1556 East 29th Street Brooklyn, New York 11210	175,000	*

Ori Inbar (6) 176 Broadway PH-C New York, New York 10038	50,000	*

Enon Landenberg (7) 8 Nahum Weinstein Street Tel-Aviv, Israel	1,500,000	1.6%

Yuval Rabin 4 Berkovitz 4, 18 Floor (Museum Tower), Tel-Aviv, Israel	—	—

All Directors and Officers as a Group	18,975,889	18.0%

Other 5% or More Stockholders

Credit Strategies, LLC & Affiliates (8) (9) (10) (11) 152 West 57th St. New York, New York 10019	9,778,501	9.99%

Moshe Oratz (9) (12) (13) 2220 Nostrand Avenue, Brooklyn, New York 11210	43,719,781	44.3%

Singulariteam Fund LP (11) (14) c/o Anchor Trustees, Level 15, West Plaza Building, 1-3 Albert Street, Auckland, New Zealand	8,000,000	7.8%

*	Represents beneficial ownership of less than 1% of the shares of common stock

(1)	Percentage of ownership is based on 94,960,687 shares of common stock outstanding on November 15, 2014.

(2)	Consists of 42,113 shares of common stock and 458,333 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014.

(3)	Consists of options to purchase 200,000 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014.

(4)	Consists of 450,000 shares of common stock, 7,599,997 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014, 4,000,000 shares of common stock issuable upon the conversion of convertible notes held by Singulariteam Fund LP, in which Mr. Hogeg serves as chairman of the board of directors, convertible within the next 60 days of November 15, 2014, and 4,000,000 shares of common stock issuable upon the exercise of warrants held by Singulariteam Fund LP exercisable within the next 60 days of November 15, 2014.

(5)	Consists of 50,000 shares of common stock and 125,000 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014.

(6)	Consists of options to purchase 50,000 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014.

(7)	Consists of options to purchase 1,500,000 shares of common stock issuable upon the exercise of stock options that are exercisable within the next 60 days of November 15, 2014.

(8)	This information is based on a Schedule 13G filed with the SEC on February 25, 2014, and on information provided to the company by Platinum Partners.

(9)	In April 2011, CS Master Holdings LLC granted to Platinum Partners Value Arbitrage Fund, L.P. (“Value”) and Credit Strategies LLC (“Credit Strategies”) transferable options to acquire an aggregate of 20,000,000 shares of our Common Stock at an exercise price of $0.005 per share. The options, exercisable in whole or in part, expire in April 2016. Pursuant to the terms of the Option Agreement, CS Master Holdings LLC is restricted from selling or otherwise transferring the underlying shares of Common Stock without Value or Credit Strategies’ consent prior to the expiration of the option. The Option Agreements contain provisions prohibiting exercise of the options that would result in the stockholder owning beneficially more than 4.99% of the outstanding shares of our common stock as determined under Section 13(d) of the Securities Exchange Act of 1934. To date only 2,500,000 of said options have been exercised.

(10)	The Holder listed below beneficially owns shares of our Common Stock as follows:

Name of Beneficial Owner	Shares Currently Owned	Shares Underlying Convertible Debentures	Warrants

Credit Strategies, LLC & Affiliates	6,856,298	22,304,000	22,304,000

(11)	On March 24, 2014, our board of directors approved a Securities Purchase Agreement (the “2014 SPA”) with each of Credit Strategies LLP on behalf of itself and its affiliates (the “Lead Investor”), and Singulariteam Fund L.P. (“Singulariteam”, f/k/a Genesis Angels Fund LP), a limited partnership organized under the laws of New Zealand (collectively the “Purchasers”), and to accept the offer of the Purchasers to purchase $2,500,000 in the aggregate (the “Aggregate Purchase Amount”) of our Convertible Debentures Series A-14 (the “Debentures”), bearing an interest rate of 1.20% per annum, payable semi-annually in cash or kind, at our option, convertible into our Common Stock at the rate of $0.25 per share together with Warrants (the “Warrants”) to purchase up to 10,000,000 shares of Common Stock at an exercise price of $0.50 per share, both expiring March 31, 2019. Pursuant to the 2014 SPA we issued to Singulariteam (i) five-year Convertible Debentures for an aggregate principal amount of $1,000,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant to purchase 4,000,000 shares of common stock. Under the 2014 SPA, we received a commitment from the Lead Investor, to purchase $1,500,000 of the Aggregate Purchase Amount within 90 days in consideration for the issuance of (i) five-year Convertible Debentures for an aggregate principal amount of $1,500,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant to purchase 6,000,000 shares of common stock. However, during July 2014, our board of directors approved the amendment of the 2014 SPA to provide that the Lead Investor will invest its $1,500,000 in several installments according to our needs. To date, we have received the entire $1,500,000.

(12)	Consists of 286,027 shares of Common Stock directly owned by Mr. Oratz; 1,620,344 Convertible Debentures and Warrants held by MJSYRL Inc., of which Mr. Oratz's spouse is the beneficial owner; and 26,487,500 shares of Common Stock directly owned by CS Master Holdings LLC of which Mr. Oratz is the sole member. On June 11, 2014, all of the interests of Mr. Moshe Oratz in CS Master Holdings LLC, which, we are advised, is the record holder of our Common Stock owned by Mr. Oratz, were transferred to David Greenspan as Trustee.

(13)	Mr. Oratz disavowed ownership of an aggregate amount of 13,205,910 shares of Common Stock, and 2,120,000 Convertible Debentures and Warrants, held in several separate trust funds for the benefit of his children, and administered by trustees.

(14)	This information is based solely on a Schedule 13G filed with the SEC on October 30, 2014 by Singulariteam Fund LP. Consists of 4,000,000 shares issuable upon the conversion of Convertible Debentures and 4,000,000 shares issuable upon the conversion and exercise of and Warrants

Securities authorized for issuance under equity compensation plans

Pursuant to the approval of our board of directors, we adopted our 2014 Equity Incentive Plan (“2014 Plan”) on March 24, 2014, whereby we reserved for issuance thereunder up to 30,000,000 shares of our common stock.  The purpose of the Plan is to provide our directors, officers and employees of, and consultants, with additional incentives by increasing their ownership in our Company. Our directors, officers, employees and consultants are eligible to participate in the 2014 Plan. Options in the form of Non-Statutory Stock Options (“NSO”) as well as Restricted Stock may be granted under the 2014 Plan. We have also adopted our 2013 Equity Incentive Plan (“2013 Plan”) on March 1, 2013, whereby we reserved for issuance thereunder up to 30,000,000 shares of our common stock.  We adopted our 2010 Equity Incentive Plan (“2010 Plan”) on June 1, 2010, whereby it reserved for issuance thereunder up to 10,000,000 shares of our common stock. A total of 70,000,000 shares of our common stock are available for issuance under the 2014 plan, the 2013 Plan and the 2010 Plan, collectively. As of August 31, 2014, grants of 25,800,000 options and shares of Restricted Stock have been made to officers, directors and consultants, net of cancelations.

The following table provides certain aggregate information, as of August 31, 2014, with respect to all of our equity compensation plans then in effect:

Plan Category	(a) No. of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights ($)	(c) No. of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plan approved by security holders (1)	25,800,000	0.07	40,711,978
Equity compensation plans not approved by security holders	—	—	—

2014 Equity Incentive Plan

Pursuant to the approval of our board of directors, we adopted our 2014 Plan on March 24, 2014, whereby up to 30,000,000 shares of our common stock were reserved for issuance. The purpose of the 2014 Plan is to provide our directors, officers, employees and consultants with additional incentives by increasing their ownership interest in our Company. Directors, officers, employees and consultants of our Company are eligible to participate in the 2014 Plan. Options in the form of NSOs, as well as Restricted Stock, may be granted under the 2014 Plan. As of August 31, 2014, grants of 20,000,000 NSO’s under the 2014 Plan have been made to certain of directors.

Our board of directors or our Compensation Committee will administer the 2014 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

2013 Equity Incentive Plan

Pursuant the approval of our board of directors, we adopted our 2013 Plan on March 1, 2013, whereby up to 30,000,000 shares of our common stock were reserved for issuance. The purpose of the 2013 Plan is to provide our directors, officers, employees and consultants with additional incentives by increasing their ownership interest in our Company. Our directors, officers, employees and consultants are eligible to participate in the 2013 Plan. Options in the form NSOs, as well as Restricted Stock, may be granted under the 2013 Plan. As of August 31, 2014, grants of 6,458,762 NSO’s and shares of Restricted Stock have been made to certain of our officers, directors and consultants, net of cancelations.

Our board of directors or our Compensation Committee will administer the 2013 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

2010 Equity Incentive Plan

Pursuant to the approval of our board of directors and of our stockholders, we adopted our 2010 Plan on June 1, 2010, whereby to 10,000,000 shares of our common stock were reserved for issuance. The purpose of the 2010 Plan is to provide our directors, officers, employees and consultants with additional incentives by increasing their ownership interest in our Company. Our directors, officers, employees and consultants are eligible to participate in the 2010 Plan. Options in the form of Incentive Stock Options and NSOs, as well as Restricted Stock, may be granted under the 2010 Plan.  As of August 31, 2014, grants of 2,829,260 NSO’s and shares of Restricted Stock have been made to our officers, directors and consultants, net of cancelations.

Our board of directors or our Compensation Committee will administer the 2010 Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.

Incentive stock options may be granted under the 2010 Plan only to employees of our Company and its affiliates.  Employees, directors and consultants of our Company and its affiliates are eligible to receive all other types of awards under the 2010 Plan.  No incentive stock option may be granted under the 2010 Plan to any person who, at the time of the grant, owns (or is deemed to own) stock possessing more than 10% of the total combined voting power of our Company or any affiliate ours, unless the exercise price is at least 110% of the fair market value of the stock subject to the option on the date of grant and the term of the option does not exceed five years from the date of grant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

On March 26, 2014, we completed a private placement to Singulariteam Fund L.P. (f/k/a Genesis Angels Fund, LP), (“Singulariteam”) an affiliate of Mr. Moshe Hogeg, the Chairman of our board of directors, pursuant to which we issued Singulariteam: (i) five-year Convertible Debentures for an aggregate principal amount of $1,000,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant to purchase 4,000,000 shares of common stock.

Director Independence

We are not currently subject to any standards regarding the “independence” of directors on our Board, or otherwise subject to any requirements of any national securities exchange or an inter-dealer quotation system with respect to the need to have a majority of our directors be independent. Although we are not required to comply with these requirements, we have elected to use the definition for “director independence” under the AMEX LLC Stock Market listing standards. Our Board has determined that each of Messrs. Inbar, Rabin and Stern are independent directors under The AMEX LLC Stock Market rules relating to director independence because each is a non-employee director, and none of them has any relationship with us or other person, which in the opinion of our Board, would interfere with his exercise of independent judgment in carrying out the responsibilities of a director.

Directors’ and Officers’ Indemnity

We have entered into indemnification agreements with certain key officers and our directors and such persons shall also have indemnification rights under applicable laws, our certificate of incorporation and bylaws.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

On January 10, 2011, our board of directors appointed Marcum LLP (“Marcum”) as our independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2011. Effective as of July 23, 2014, our board of directors, dismissed Marcum as our Company’s independent registered public accounting firm and appointed Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu (“Brightman Almagor”) as our new independent registered public accounting firm to perform auditing services commencing with the fiscal year ending August 31, 2014.

Aggregate fees for professional services rendered to us by our auditors are set forth below:

	Year Ended August 31, 2014	Year Ended August 31, 2013

Audit Fees	$171,175	$148,000
Audit-Related Fees	26,330	5,000
Tax Fees	69,348	16,600
All Other Fees	-	-
Total	$266,853	$169,600

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

Consistent with SEC policies regarding auditor independence, our Audit Committee has responsibility for appointing, setting compensation and overseeing the work of the independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

Prior to the engagement of the independent auditor for the next year’s audit, management will submit to the Audit Committee for approval a summary of the services expected to be rendered during that year for each of four categories of services.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only the independent auditor can reasonably be expected to provide, including comfort letters, statutory audits, and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by the independent auditor, including due diligence related to mergers and acquisitions, employee benefit plan audits, and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by the independent auditor’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning, and tax advice.

4. Other Fees are those associated with services not captured in the other categories. We generally do not request such services from the independent auditor.

Prior to the engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent auditor and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging the independent registered public accounting firm.

The Audit Committee may form and delegate pre-approval authority to subcommittees consisting of one or more of its members. A Subcommittee to whom such authority is delegated must present, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

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

3. Exhibits. The following exhibits have been filed as part of or incorporated by reference in this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

By:	/s/ Motti Kushnir
Motti Kushnir
Chief Executive Officer
November 26, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates as indicated:

Signature	Capacity in which Signed	Date

/s/ Motti Kushnir
Motti Kushnir	Chief Executive Officer (Principal Executive Officer)	November 26, 2014
/s/ Ortal Zanzuri
Ortal Zanzuri	Treasurer and Chief Financial Officer (Principal Financial Officer)	November 26, 2014
/s/ Moshe Hogeg
Moshe Hogeg	Chairman of the board of Director	November 26, 2014

/s/ Enon Landenberg
Enon Landenberg	President and Director	November 26, 2014

/s/ Ori Inbar
Ori Inbar	Director	November 26, 2014

/s/ Yuval Rabin
Yuval Rabin	Director	November 26, 2014

/s/ Sy Stern
Sy Stern	Director	November 26, 2014

EXHIBIT INDEX

Number	Exhibit
3.2A	By-Laws (incorporated by reference to Exhibit 3.2 to our Registration Statement on Form SB-2 filed December 24, 2007).
3.3	Amended and Restated Articles of Incorporation (incorporated by reference to Exhibit 3.3 to our Quarterly Report on Form 10-Q filed July 15, 2010).
3.4	Form of Certificate of Designation for Series A Convertible Preferred Stock (incorporated by reference to Exhibit 3.4 to our Immediate Report on Form 8-K filed on July 26, 2010).
3.5	Form of Certificate of Designation for Series B Convertible Preferred Stock.
10.1	Form of Securities Purchase Agreement (incorporated by reference to Exhibit 10.3 to our Immediate Report on Form 8-K filed on July 26, 2010).
10.2	Form of Warrant (incorporated by reference to Exhibit 10.4 to our Immediate Report on Form 8-K filed on July 26, 2010).
10.3	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.5 to our Immediate Report on Form 8-K filed on July 26, 2010).
10.4	2010 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to our Immediate Report on Form 8-K filed on July 26, 2010)
10.5	Infinity Augmented Reality, Inc. 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.35 to our Registration Statement on Form S-8 filed May 22, 2014).
10.6	Employment Agreement, dated October 21, 2013, by and between Infinity Augmented Reality Ltd. and Ortal Zanzuri (incorporated by reference to Exhibit 10.35 to our Immediate Report on Form 8-K filed on January 8, 2014).
10.7	Sale and Purchase Agreement, dated December 29, 2013, by and between Motti Kushnir, Matan Protter and Infinity Augmented Reality, Inc. (incorporated by reference to Exhibit 10.36 to our Immediate Report on Form 8-K filed on January 21, 2014).
10.8	Employment Agreement, dated December 29, 2013, by and between Infinity Augmented Reality Israel Ltd. and Motti Kushnir (incorporated by reference to Exhibit 10.37 to our Immediate Report on Form 8-K filed on January 21, 2014).
10.9	Employment Agreement, dated December 29, 2013, by and between Infinity Augmented Reality Israel Ltd. and Matan Protter (incorporated by reference to Exhibit 10.38 to our Immediate Report on Form 8-K filed on January 21, 2014).
10.10	Securities Purchase Agreement effective March 26, 2014, by and between Infinity Augmented Reality, Inc. , Singulariteam Fund LP (f/k/a Genesis Angels Fund, L.P.) and Credit Strategies, LLC (incorporated by reference to Exhibit 10.34 to our Immediate Report on Form 8-K filed on March 31, 2014).
10.11	Agreement effective April 1, 2014, by and between Infinity Augmented Reality, Inc. and Enon Landenberg (incorporated by reference to Exhibit 10.36 to our Immediate Report on Form 8-K filed on March 31, 2014).
10.12*	Securities Purchase Agreement dated June 24, 2014, by and between Infinity Augmented Reality, Inc. and ALS Capital Ventures LLC.
21.1*	List of Subsidiaries of Infinity Augmented Reality, Inc.
23.1*	Consent of Brightman Almagor Zohar & Co., a member firm of Deloitte Touche Tohmatsu.
23.2*	Consent of Marcum LLP.
31.1*	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a- 14(a) and 15(d)-14(a), adopted pursuant Section 302 of the Sarbanes-Oxley Act Of 2002.
32.1*	Certificate of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.1*	The following financial information from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2013, and December 31, 2012, (ii) Consolidated Statements of Operations and Comprehensive Loss for the years ended December 31, 2013, and December 31, 2012 (iii) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2013, and December 31, 2012 (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, and December 31, 2012, and (v) the Notes to Consolidated Financial Statements.

*Filed herewith.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

(formerly known as ABSOLUTE LIFE SOLUTIONS, INC. AND ITS SUBSIDIARY)

FINANCIAL STATEMENTS

AUGUST 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Infinity Augmented Reality, Inc.

We have audited the accompanying consolidated balance sheet of Infinity Augmented Reality, Inc. (the “Company”) and its subsidiary as of August 31, 2014 and the related consolidated statements of operations, and comprehensive loss, changes to stockholders’ deficit and cash flow for the year then ended.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidatd financial statements present fairly, in all material respects, the consolidated financial position of the Company and its subsidiary as of August 31, 2014 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements as of August 31, 2014 the Company is actively engaged in the development of a software platform which will utilize augmented reality and the continued existence of the Company is dependent upon its ability to generate sufficient cash from its augmented reality business and to meet its obligations as they come due. The expected demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Brightman Almagor Zohar & Co.

Brightman Almagor Zohar & Co.

Certified Public Accountants

A Member Firm of Deloitte Touche Tohmatsu Limited

Tel Aviv, Israel

November 26, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of

Infinity Augmented Reality, Inc.

We have audited the accompanying consolidated balance sheet of Infinity Augmented Reality, Inc. and its subsidiary (the “Company”) as of August 31, 2013 and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2013 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the continued existence of the Company is dependent upon its ability to generate sufficient cash from its augmented reality business and to meet its obligations as they come due. The expected demand for and selling prices of the Company’s products, may not be sufficient to meet cash flow requirements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Marcum LLP

Marcum LLP

New York, NY

December 23, 2013

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

	August 31, 2014	August 31, 2013
ASSETS
Current Assets
Cash and cash equivalents	$875,438	$431,760
Convertible note receivable	-	50,000
Prepaid expenses and other receivables	178,394	21,355
Total current assets	1,053,832	503,115
Leasehold improvements and equipment, net	84,885	126,108
Security deposit and other long-term receivables	-	86,272
Investment in Meta Company	50,000
Noncurrent assets of discontinued operations	-	145,781
TOTAL ASSETS	$1,188,717	$861,276
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$191,046	$190,620
Interest payable	54,871	3,906
Current liabilities of discontinued operations	27,835	955,978
Total current liabilities	273,752	1,150,504
Convertible debentures, net of debt discount	3,291,930	128,327
TOTAL LIABILITES	3,565,682	1,278,831

STOCKHOLDERS’ DEFICIT
Common stock ($0.00001 par value; 500,000,000 authorized; 95,316,155 issued and 94,960,687 outstanding) (August 31, 2013 – 93,584,759 issued and 93,229,291 outstanding)	953	936
Additional paid in capital	63,866,965	57,938,675
Treasury stock, at cost (355,468 shares of common stock) ( August 31, 2013 – 355,468 shares of common stock)	(49,766)	(49,766)
Accumulated deficit	(66,180,566)	(58,305,978)
Accumulated other comprehensive loss	(14,551)	(1,422)
Total Stockholders' Deficit	(2,376,965)	(417,555)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,188,717	$861,276

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Year ended August 31, 2014	Year ended August 31, 2013

Research and development	(1,234,464)	(133,704)
Sales, general and administrative expenses	$(5,290,775)	$(6,706,494)
Total operating expenses	(6,525,239)	(6,840,198)

Other expense
Foreign exchange loss	-	(7,136)
Interest expense	(792,284)	(67,667)
Loss from continuing operations before income tax	(7,317,523)	(6,915,001)
Income tax provision	-	(190,652)
Loss from continuing operations	(7,317,523)	(7,105,653)
Loss from discontinued operations (including loss on disposal of life settlement contracts of $8,438,584 for the year ended August 31, 2013, respectively), net of tax	(557,065)	(4,318,440)
Net loss applicable to common shareholders	$(7,874,588)	$(11,424,093)

Basic and diluted loss per common share

Continuing operations	$(0.08)	$(0.07)
Discontinued operations	(0.00)	(0.04)
Net loss per common share	$(0.08)	$(0.11)

Basic weighted average shares outstanding	100,261,765	98,413,541
Diluted weighted average shares outstanding	100,261,765	98,413,541

Net loss	$(7,874,588)	$(11,424,093)
Foreign currency translation adjustments	(13,129)	(1,422)
Comprehensive loss	$(7,887,717)	$(11,425,515)

The accompanying notes are an integral part of these consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended August 31, 2014	Year ended August 31, 2013
OPERATING ACTIVITIES
Net loss	$(7,874,588)	$(11,424,093)
Loss from discontinued operations	557,065	4,318,440
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	712,743	61,218
Foreign exchange gain on investment in subsidiary	-	1,157
Stock-based compensation	3,072,340	4,511,362
Stock forfeited by stockholders to settle payment of withholding tax on behalf of such stockholders	-	(5,645)
Payment-in-kind interest on shareholder loan	-	2,543
Loss on disposition of equipment	38,832	13,161
Issuance of stock for in-process research and development	26,110	-
Depreciation	55,265	26,908
Deferred rent	-	(49,335)
Deferred income taxes	-	190,652
Changes in operating assets and liabilities
Prepaid expenses and other receivables and long-term receivables	(71,146)	(35,363)
Accounts payable and accrued expenses	(420)	110,888
Interest payable	50,965	3,906

Net cash used in operating activities- continuing operations	(3,432,834)	(2,274,201)
Net cash used in operating activities- discontinued operations	(1,203,427)	(6,608,022)
Net cash used in operating activities	(4,636,261)	(8,882,223)
INVESTING ACTIVITIES
Purchase of convertible note	-	(50,000)
Proceeds received from sale of equipment	41,144	5,200
Purchase of leasehold improvements and equipment	(92,444)	(104,825)
Net cash used in investing activities- continuing operations	(51,300)	(149,625)
Net cash provided by investing activities- discontinued operations	-	9,756,718
Net cash provided by (used in) investing activities	(51,300)	9,607,093
FINANCING ACTIVITIES
Proceeds from convertible debentures	4,980,000	1,725,000
Proceeds of Short term loans	443,659	-
Repayments of Short term loans	(443,659)	-
Proceeds from exercise of stock options	164,717	80,000
Proceeds from shareholder loan	-	200,000
Net cash provided by financing activities- continuing operations	5,144,717	2,005,000
Net cash used in financing activities- discontinued operations	-	(2,300,000)
Net cash (used in) provided by financing activities	5,144,717	(295,000)
Effect of exchange rate on cash and cash equivalents	(13,478)	(2,995)
Change in cash and cash equivalents	443,678	426,875
Cash and cash equivalents, beginning	431,760	4,885
Cash and cash equivalents, ending	875,438	431,760
Less cash and cash equivalents of discontinued operations, ending	-	-
Cash and cash equivalents of continuing operations, ending	$875,438	$431,760
Non-cash financing activities:
Conversion of shareholder loan into convertible debentures	$-	$202,543
Warrants issued in connection with convertible debentures	$1,448,570	$818,712
Beneficial conversion feature	$1,216,570	$1,041,722
Conversion of convertible note receivables to preferred shares of Meta Company	$50,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-In	Treasury	Retained Earnings (Accumulated	Accumulated Other Comprehensive
	Number	Amount	Capital	Stock	Deficit)	Loss	Total
Balance, August 31, 2012	92,229,599	$925	$51,486,890	$(44,121)	$(46,881,885)	-	$4,561,809
Common stock issued for consulting services at $0.29 per share in May 2013	240,012	3	69,601	-	-	-	69,604
Exercise of stock options by consultants	800,000	8	79,992	-	-	-	80,000
Fair value of stock options granted to officer, directors and consultants	-	-	4,441,758	-	-	-	4,441,758
Fair value of warrants and beneficial conversion feature	-	-	1,860,434	-	-	-	1,860,434
Purchase of treasury stock	(40,320)	-	-	(5,645)	-	-	(5,645)
Foreign currency translation adjustments	-	-	-	-	-	(1,422)	(1,422)
Net loss	-	-	-	-	(11,424,093)		(11,424,093)
Balance, August 31, 2013	93,229,291	$936	$57,938,675	$(49,766)	$(58,305,978)	$(1,422)	$(417,555)
Common stock issued for IP purchase in January 2014	84,226	1	26,109	-	-	-	26,110
Exercise of stock options by consultants	1,647,170	16	164,701	-	-	-	164,717
Fair value of stock options granted to officer, directors and consultants	-	-	3,072,340	-	-	-	3,072,340
Fair value of warrants and beneficial conversion feature	-	-	2,665,140	-	-	-	2,665,140
Foreign currency translation adjustments	-	-	-	-	-	(13,129)	(13,129)
Net loss	-	-	-	-	(7,874,588)		(7,874,588)
Balance, August 31, 2014	94,960,687	$953	$63,866,965	$(49,766)	$(66,180,566)	$(14,551)	$(2,376,965)

The accompanying notes are an integral part of these consolidated financial statements.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: NATURE AND CONTINUANCE OF OPERATIONS

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

In May 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, or IAR Subsidiary, and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, the IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel”). The Company is actively engaged in the development of software platform which will utilize augmented reality. The Company intends to develop a comprehensive augmented reality platform for applications developers. The Company’s objective is to establish itself firmly as a preeminent source for state-of-the-art augmented reality experiences, forging a strong association, early on, between the Infinity brand and the burgeoning medium.

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The consolidated financial statements of the Company as of August 31, 2014 and 2013 and for the years then ended have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process.

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense.

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the “if converted” method. For the year ended August 31, 2014, 82,148,344 shares of common stock, comprised of 28,174,172 convertible debentures with a conversion price of $0.25, 28,174,172 warrants with an exercise price of $0.50, and 25,800,000 options, convertible into 25,800,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive. For the year ended August 31, 2013, 37,850,344 shares of common stock, comprised of 7,710,172 convertible debentures with a conversion price of $0.25, 7,710,172 warrants with an exercise price of $0.50, and 22,430,000 options, convertible into 22,430,000 common shares are not included in diluted earnings per share since their effect would be anti-dilutive.

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

Recent Accounting Pronouncements

In August 2014, the FASB issued ASU No. 2014-15,”Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”). ASU 2014-15, which is effective for annual reporting periods ending after December 15, 2016, extends the responsibility for performing the going-concern assessment to management and contains guidance on how to perform a going-concern assessment and when going-concern disclosures would be required under U.S. GAAP. The Company elected to adopt ASU 2014-15 effective with this Annual Report on Form 10-K. Management’s evaluations regarding the events and conditions that raise substantial doubt regarding the Company’s ability to continue as a going concern have been disclosed in Note 1.

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

The accounting standards update also removes an exception provided to development stage entities in Consolidations (Topic 810) for determining whether an entity is a variable interest entity which may change the consolidation analysis, consolidation decision, and disclosure requirements for a company that has an interest in a company in the development stage.

ASU 2014-10 is effective for the first annual period beginning after Dec. 15, 2014, the presentation and disclosure requirements in Topic 915 will no longer be required. The revised consolidation standards are effective one year later, in annual periods beginning after Dec. 15, 2015. Early adoption is permitted. The Company has early adopted the provisions of ASU 2014-10.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2: SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (ASU 2014-09), Revenue from Contracts with Customers to clarify the principles for recognizing revenue from contracts with customers. The guidance requires an entity to recognize revenue to depict the transfer of goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. The guidance also requires expanded disclosures relating to the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required about customer contracts, significant judgments and changes in judgments, and assets recognized from the costs to obtain or fulfill a contract. The requirements are effective for annual reporting periods beginning after December 15, 2016 using either of the following transition methods: (i) a full retrospective approach reflecting the application of the standard in each prior reporting period with the option to elect certain practical expedients, or (ii) a retrospective approach with the cumulative effect of initially adopting ASU 2014-09 recognized at the date of adoption (which includes additional footnote disclosures). Early adoption is not permitted. We are evaluating the impact of the amended revenue recognition guidance on our financial statements.

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

Discontinued operations on the consolidated statement of operations for the year ended August 31, 2014 and 2013 are as follows:

	Year ended August 31, 2014	Year ended August 31, 2013
Sales, general and administrative expenses	$-	$(204,200)
Other income (expense)
Correction of an error	(136,000)	-
Realized loss on extinguishment of debt	-	(8,438,584)
Change in fair value of life settlement contracts net of premiums paid	-	2,055,438
Interest expense	-	(1,610,571)
Loss from discontinued operations before income tax	(136,000)	(8,197,917)
Income tax (expenses) benefit	(421,065)	3,879,477
Net loss from discontinued operations	$(557,065)	$(4,318,440)

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3:  DISCONTINUED OPERATIONS (Cont.)

Assets and liabilities of discontinued operations for the Company’s life settlements business on the consolidated balance sheets consist of the following:

	August 31, 2014	August 31, 2013
ASSETS
Deferred income taxes	-	145,781
Total noncurrent assets of discontinued operations	$-	$145,781

LIABILITIES
Current Liabilities
Income and other taxes payable	$27,835	$955,978
Total current liabilities of discontinued operations	27,835	955,978

During the year ended August 31, 2013, a life settlement contract matured resulting in cash proceeds of $10,000,000. These proceeds were used to satisfy the Company's outstanding obligations of $9,378,807 in discontinued operations, including Term Loan Interest of $2,123,281, the Revolving Loan (including accrued interest) of $6,085,000 and the premiums payable of $1,170,526.

As of August 31, 2014 and August 31, 2013, the Company had a deferred income tax asset of $0 and $145,781, respectively from an NOL from discontinued operations and income tax payable of $27,835 and $955,978, respectively, which includes approximately $10,000 and $150,000, respectively for interest and penalties, as a result of a realized gain from maturity of a life settlement contract which could not be offset by the capital loss generated by the disposition of life settlement contracts.

During the year ended August 31, 2014, the Company recorded additional tax expense from discontinued operations of $421,065 from a true up of the tax liability to the 2012 and 2013 tax returns. In addition, while preparing the financial statements for the quarterly period ended May 31, 2014, the Company identified an error related to financing of $136,000 of premiums paid on life settlements policies in 2012. The Company determined that the error was not material to its previously reported financial position or operations. Accordingly, the Company has recorded the liability as a component of Liabilities from discontinued operations and a related charge to discontinued operations in the current period.

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  CONVERTIBLE DEBENTURES

During the year ended August 31, 2013, the Company completed a private placement of (i) five-year Series A-13 Convertible Debentures (the “A-13 Debentures”) for an aggregate principal amount of $1,927,543,bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “2013 Warrants”) to purchase 7,710,172 shares of common stock, to certain accredited investors pursuant to a series of Securities Purchase Agreements.

During the year ended August 31, 2014, the Company completed a private placement of (i) five-year A-13 Debentures for an aggregate principal amount of $2,130,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year 2013 Warrants to purchase 8,520,000 shares of common stock, to certain accredited investors pursuant to a series of Securities Purchase Agreements.

On March 24, 2014, the Company’s board of directors terminated any further offering of Convertible Series A-13 Debentures and Warrants pursuant to the 2013 SPA. The Company approved a new Securities Purchase Agreement (“2014 SPA”) with terms similar to those of the 2013 SPA.

On March 26, 2014, the Company completed a private placement to Singulariteam Fund L.P. (formerly known as Genesis Angels Fund, LP), (“Singulariteam”) an affiliate of Moshe Hogeg, the Chairman of the Board of Directors of the Company. Pursuant to the Securities Purchase Agreement the Company issued (i) five-year Convertible Series A-14 Debentures (the “A-14 Debentures”) for an aggregate principal amount of $1,000,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “2014 Warrants”) to purchase 4,000,000 shares of common stock.

Under the 2014 SPA, the Company received a commitment from Credit Strategies, LLC (the “Lead Investor”), for itself and/or its affiliates, which are major investors in the Company, to purchase an additional $1,500,000 upon similar terms within 90 days. During July 2014, the Company’s board of directors approved the amendment of the 2014 SPA to provide that the Lead Investor will invest its $1,500,000 in several installments according to the Company’s needs. As of August 31, 2014 $750,000 of which had been received. During the first fiscal quarter of 2015, we received the remaining balance of $750,000.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  CONVERTIBLE DEBENTURES (Cont.)

On June 24, 2014, the Company entered into a new Securities Purchase Agreement with ALS Capital Ventures LLC. (the "ALS”) Pursuant to the terms of the Securities Purchase Agreement, ALS purchased 1.20% A-14 Debentures (convertible into an aggregate of 4,944,000 shares of common stock at an exercise price of $0.25 per share) and 2014 Warrants (to purchase an aggregate of 4,944,000 shares of common stock at an exercise price of $0.50 per share). The purchase price paid by the ALS was $1,236,000 which was paid through a combination of (a) $1,100,000 cash and (b) the exchange by the investor of a $136,000 payable owed by the Company to the ALS as reimbursement of a reduction of premiums paid with regard to the insurance policies transferred to the investor by the Company in 2012.

The A-13 and A-14 Debentures have a term of five years and an interest rate of 1.20% per annum, payable semi-annually in cash or in kind at the option of the Company. If in kind, interest will be paid at the rate of $0.25 per share. There are no provisions for early redemption by the Company.

The respective investors were issued 2013 and 2014 Warrants to purchase the Company’s common stock, exercisable for a period of five years at an initial exercise price of $0.50, subject to adjustment. The 2013 and 2014 Warrants provide for customary adjustments to the exercise price in the event of stock splits, stock dividends and other similar corporate events and may be exercised on a cashless basis. The 2013 and 2014 Warrants do not confer any voting rights or any other rights as a shareholder prior to exercise.

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

During the year ended August 31, 2013, the Company recorded an aggregate of $1,860,434 for the calculated fair value of 2013 Warrants and BCF, in conjunction with A-13 Debentures issued on April 23, 2013 through August 27, 2013.

During the year ended August 31, 2014, the Company recorded an aggregate of $2,016,039 and $649,101 for the calculated fair value of the 2013 and 2014 Warrants and BCF, respectively, in conjunction with A-13 and A-14 Debentures issued on September 17, 2013 through August 7, 2014.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	April 23, 2013	May 17, 2013	May 22, 2013	May 29, 2013	July 2, 2013	July 29, 2013	August 27, 2013
Contractual term (Years)	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Volatility	71.0%	71.9%	71.7%	72.0%	72.0%	74.4%	74.6%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	0.70%	0.79%	0.84%	1.02%	1.39%	1.36%	1.61%

	September 17, 2013	October 9, 2013	November 7, 2013	December 5, 2013	December 19, 2013	February 4, 2014	February 13, 2014
Contractual term (Years)	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Volatility	68.5%	67.3%	66.3%	64.6%	91.9%	92.8%	92.7%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.65%	1.43%	1.34%	1.45%	1.55%	1.44%	1.59%

	March 5, 2014	March 26, 2014	May 15, 2014	June 24, 2014	July 9, 2014	July 17, 2014	August 7, 2014
Contractual term (Years)	5.0	5.0	5.0	5.0	5.0	5.0	5.0
Volatility	86.3%	84.5%	79.8%	83.8%	84.5%	85.9%	86.9%
Dividend yield	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%	0.0%
Risk-free interest rate	1.54%	1.75%	1.57%	1.70%	1.68%	1.65%	1.60%

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5:  CONVERTIBLE DEBENTURES (Cont.)

	August 31, 2014	August 31, 2013
1.2% convertible debentures	7,043,543	1,927,543
Debt discount/ beneficial conversion feature	(3,751,613)	(1,799,216)
Balance	$3,291,930	$128,327

NOTE 6:  COMMITMENTS AND CONTINGENT LIABILITIES

With respect to the Company’s prior activities in the life insurance settlement business, the Company recently joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP (collectively, “Genesis”), claim that the Company owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights.

Genesis is seeking declaratory and injunctive relief (but no money damages). The Company exited the life settlement insurance business in November 2012 and does not own or claim any rights in any such life settlement insurance policies. Accordingly, the Company believe that the claims are frivolous and intends to vigorously defend against the allegations. On or about September 18, 2014, the Court issued a stay of all proceedings in the Lawsuit pending the determination of an appeal of a decision related to other parties in the case.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780). During the nine months ended May 31, 2014 Infinity Israel and the former employee have agreed on a settlement of the Claim of a lump sum payment of 50,000 NIS (approximately $14,300) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved to issue the former employee options to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options were forfeited on June 23, 2014. The fair value of this grant was $31,311.

Effective November 1, 2013, Infinity Israel entered into an Employment Agreement with Ortal Zanzuri pursuant to which she will serve as the Chief Financial Officer of Infinity Israel. On November 11, 2013, the Board of the Company unanimously resolved to approve her employment agreement and resolved to appoint Ms. Zanzuri as the Secretary, Treasurer and Chief Financial Officer of the Company, effective on January 1, 2014. In connection with her appointment as Chief Financial Officer, Ms. Zanzuri will receive annual compensation of 480,000 New Israeli Shekel (approximately $136,000) and was granted options to purchase 400,000 shares of the Company with an exercise price of $0.10. The options will vest semiannually over the next 2 years, beginning April 30, 2014 and continuing through October 31, 2015 and expire on February 22, 2019. Total fair value of this grant was $87,875.

The Board also accepted the resignation of Mr. Joshua Yifat, effective as of December 31, 2013.

On December 29, 2013, Infinity Israel entered into an employment agreements with Motti Kushnir (“Motti”) and Matan Protter (“Matan”) according to which Motti has been serving as the Chief Operating Officer (“COO”) since December 29, 2013 and Matan has been serving as the Chief Technology Officer (“CTO”) since January 1, 2014. In connection with their appointment as COO and CTO, Motti and Matan will receive annual compensation of approximately 630,000 NIS and 531,600 NIS (approximately $179,000 and $151,000), respectively, and each of them was granted options to purchase 1,375,000 shares of the Company with an exercise price of $0.40, vesting semiannually over the next 3 years, and expiring on February 22, 2019. The total fair value of these grants was $422,410.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6: COMMITMENTS AND CONTINGENT LIABILITIES (Cont.)

Effective as of April 1, 2014, the Board of Directors elected Mr. Motti Kushnir, then serving as the Chief Operating Officer of Infinity Israel, to the additional role of Chief Executive Officer of the Company. He has also been elected as the Chief Executive Officer of Infinity Israel. There were no changes in his employment terms.

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS

Preferred Stock

The total number of authorized Series A Preferred Stock and Series B Preferred Stock which may be issued by the Company is 100,000,000 shares of preferred stock with a par value of $0.00001. These shares of preferred stock have no rights to voting, profit sharing or liquidation.

Pursuant to the repurchase of the preferred stock by the Company during the fiscal year ending August 31, 2012, as of August 31, 2014 and 2013, there were no shares of preferred stock of the Company outstanding.

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

During the year ended August 31, 2014, a consultant exercised 1,647,170 options at an exercise price of $0.10 per share. The Company received cash proceeds of $164,717 on exercise of those options.

As of August 31, 2014 and 2013, there are 355,468 shares of common stock in the Company’s treasury.

On December 29, 2013, the Company entered into an agreement to purchase on behalf of Infinity Israel, certain intellectual property (“IP”) from Motti Kushnir and Matan Protter (the “Sellers”). In consideration for the purchase of the IP, the Company issued 84,226 shares of common stock, valued at approximately 100,000 New Israeli Shekels ($26,110), of the Company which was restricted for a period of six months from the date of issuance.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)
Balance as at August 31, 2012 - Issued	6,000,000	0.01	1.79 years
Additions as of August 31, 2013 - Issued	7,710,172	0.50	4.85 years
Balance as at August 31, 2013 - Issued	13,710,172	0.28	3.51 years
Additions as of August 31, 2014 - Issued–	20,464,000	0.50	4.78 years
Balance as at August 31, 2014–	34,174,172	0.41	3.97 years

As of August 31, 2014, there were 34,174,172 warrants outstanding and exercisable with expiration dates commencing June 2015 through August 2019.

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

On March 24, 2014, the Company's board of directors adopted the 2014 Equity Incentive Plan (the “2014 Plan”), pursuant to which the Company may issue up to 30,000,000 shares (or options to purchase shares) of the Company’s Common Stock to designated officers, directors, employees and service provides of the Company pursuant to the terms of the 2014 Plan.

There are 70,000,000 shares of common stock reserved for issuance under the 2014 Plan, 2013 Plan and the 2010 Equity Incentive Plan (the “2010 Plan” and collectively with the 2013 Plan and the 2014 Plan, the “Plans”), of which 25,800,000 were granted, net of cancellations as of August 31, 2014.

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

During the year ended August 31, 2013, the Company entered into separate agreements with five independent consultants ("2013 Consulting Agreement"), pursuant to which each of the respective consultants agreed to provide augmented reality consulting services for the Company’s augmented reality activities. In consideration of the consulting services, the Company granted these consultants a total of 22,600,000 Non-Qualified Stock Options (the “Options”), of which 8,050,000 Options were issued under the 2010 Plan and 14,550,000 Options were issued under the 2013 Plan. The Options have an exercise price of $0.10, vesting on March 4, 2013 and expiring on March 5, 2018. As of August 31, 2013, 800,000 of these Options have been exercised and 300,000 have been forfeited and cancelled. In accordance with the Options Agreements, all the Options which are vested at the termination of the 2013 Consulting Agreements may be exercised during a period of ninety (90) days after such termination date, and at the end of such ninety (90) day period, any unexercised Options shall automatically be forfeited and in accordance with the terms of the Existing Plans, shall be returned to the pool of shares available under the Existing Plans. Effective March 4, 2014, the Company terminated four of the 2013 Consulting Agreements, 19,852,830 options to these consultants were forfeited on June 4, 2014.

During the year ended August 31, 2013, the Company granted to its former Chief Financial Officer, Mr. Joshua Yifat ("Mr. Yifat"), a total of 230,000 Options issued under the 2010 Plan with an exercise price of $0.25, which Options vest on March 6, 2013 and expire on March 7, 2018. During the year ended August 31, 2014, Mr. Yifat entered into a consulting agreement effective on January 1, 2014. Pursuant to the consulting agreement, the Board of Directors granted him 200,000 Non-Qualified Stock Options on November 7, 2013, at an exercise price of $0.35, vesting on April 16, 2014 and expiring on November 6, 2018. As of August 31, 2014, all of these options were forfeited.

During the year ended August 31, 2013, the Company entered into an At-Will Employment Agreement with Helen Papagiannis pursuant to which she will serve as the Chief Innovation Officer of the Company. Ms. Papagiannis will receive an annual base compensation of $200,000. Additionally, Ms. Papagiannis was granted 500,000 Options under the Company’s 2010 Plan, with an exercise price of $0.25. 100,000 of such Options vest on March 6, 2013 and expire on March 7, 2018. 400,000 of such Options vest quarterly over the next 2 years (in equal amounts of 50,000 Options at the beginning of the Company’s quarterly reporting periods, i.e. December 1, March 1, June 1 and September 1), and expire on March 7, 2018. Effective September 1, 2013, the Company terminated the At-Will Employment Agreement with Helen Papagiannis and entered into a consulting agreement pursuant to which Ms. Papagiannis continued to serve as the Chief Innovation Officer of the Company. The essential terms of the consulting agreement are similar to the prior At-Will Employment Agreement with Ms. Papagiannis except for minor amended terms. On January 31, 2014, the Company terminated the consulting agreement with the Company’s Chief Innovation Officer, Helen Papagiannis, effective as of April 30, 2014. As of August 31, 2014 all these options were forfeited.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

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

During the year ended August 31, 2013, the Company granted 100,000 Options at an exercise price of $0.31 vesting on October 24, 2013 and expiring on October 23, 2017 to Moshe Hogeg (“Mr. Hogeg”) a director of the Company.

On March 24, 2014, the Company's board of directors elected Mr. Hogeg to serve as Chairman of the Board until the next Annual Meeting of the Board or until his successor is duly qualified and elected. In consideration of his services as Chairman of the Board, the Company issued to Mr. Hogeg options to acquire 20,000,000 shares of the Company’s Common Stock under the Company’s 2014 Plan, such options, in the aggregate, to vest in 24 equal monthly installments (with the first vesting date being one month following the date of grant), provided he continues to serve as Chairman of the Board as of the relevant vesting date, and to have an exercise price of $0.01 per share and an expiration date which is March 24, 2024 (or earlier as provided in the 2014 Plan), and which will be subject to the execution and the terms of an option agreement between the Company and Mr. Hogeg.

During the year ended August 31, 2014, the Board of Directors granted to a director 100,000 Non-Qualified Stock Options with an exercise price of $0.29, vesting semiannually over the next 2 years (at the beginning of the Company’s quarterly reporting date), and expiring on September 1, 2018. 25,000 (or 25%) of the Options shall initially vest on March 1, 2014 through September 1, 2015.

During the year ended August 31, 2014, the Board of Directors unanimously resolved to approve the appointments of Professor Steve Mann and Mr. Ido Sadeh as members of the Company’s Technology Advisory Board.

Professor Steve Mann was granted 200,000 Non-Qualified Stock Options with an exercise price of $0.33 vesting semiannually over the next 2 years, and expiring on January 13, 2019. 50,000 (or 25%) of these options shall initially vest on June 30, 2014 through December 31, 2015.

Mr. Ido Sadeh was granted 400,000 Non-Qualified Stock Options with an exercise price of $0.285, vesting semiannually over the next 2 years, and expiring on February 21, 2019. 100,000 (or 25%) of these options shall initially vest on August 31, 2014 through February 28, 2016.

During the year ended August 31, 2014, the Board of Directors granted to a director 200,000 Non-Qualified Stock Options with an exercise price of $0.285. 100,000 options will be vested immediately and 100,000 options vesting semiannually over the next 2 years, and expiring on February 22, 2019.

During the year ended August 31, 2014, the Board of Directors granted to Infinity Israel employees 300,000 Non-Qualified Stock Options with an exercise price of $0.285 vesting semiannually over the next 3 years, and expiring on February 22, 2019. As of August 31, 2014, all these options were forfeited.

During the year ended August 31, 2014, the Board of Directors granted to certain of the Company’s officers 3,150,000 Non-Qualified Stock Options with exercise prices ranging from $0.10-$0.40, vesting semiannually over the next 2-3 years and expiring on February 22, 2019.

During the year ended August 31, 2014, the Board of Directors granted to a former employee of Infinity Israel 218,750 Non-Qualified Stock Options with an exercise price of $0.25. These options vested immediately and were forfeited on June 23, 2014.

During the year ended August 31, 2014, the Board of Directors granted to a former employee of Infinity Israel 50,000 Non-Qualified Stock Options with an exercise price of $0.285. These options vested immediately and were forfeited on May 24, 2014.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

On June 10, 2014, the Board of Directors granted to an Infinity Israel employee 50,000 Non-Qualified Stock Options with an exercise price of $0.11, vesting semiannually over the next 3 years and expiring on June 10, 2019.

Total grant date fair value of the options that were granted during the years ended August 31, 2013 and 2014 was $4,466,434 and $5,571,987, respectively. As of August 31, 2014, the unamortized stock compensation expense is $2,453,370, which will be amortized over the period ended February 28, 2017.

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Year ended August 31, 2014	Year ended August 31, 2013
Exercise price	$0.01 - $0.405	$0.100 - $0.405
Expected stock price volatility	66.3% - 92.4%	71.5% - 72.0%
Risk-free rate of interest	0.04% - 2.74%	0.76% - 1.01%
Expected life of options	1.00 - 6.50 Years	4.15 - 4.75 Years

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the years ended August 31, 2014 and 2013:

	Year ended August 31, 2014	Year ended August 31, 2013
Employee awards	$3,072,340	$155,714
Non- employee awards, net of forfeitures	-	4,355,648
Total stock options compensation expense	$3,072,340	$4,511,362

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7: PREFERRED STOCK, COMMON STOCK, WARRANTS AND OPTIONS (Cont.)

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)
Outstanding at August 31, 2012	-	$-	$-	-
Options granted	23,830,000	0.11	-	-
Options exercised	(800,000)	-	-	-
Options forfeited	-	-	-	-
Options cancelled	(600,000)	-	-	-
Outstanding at August 31, 2013	22,430,000	$0.11	$0.19	4.51
Options granted	26,368,750	0.08	0.07	8.20
Options exercised	(1,647,170)	0.10	-	-
Options forfeited	(21,351,580)	0.11	-	-
Outstanding at August 31, 2014	25,800,000	0.07	0.07	8.41

Options vested and expected to vest	25,800,000	0.07	0.07	8.41
Options vested and exercisable	6,466,667	$0.08	$0.06	7.72

NOTE 8: INCOME TAXES

Income tax expense consists of the following components at August 31, 2014 and 2013:

	2014	2013
Current tax expense	$-	$-
Deferred tax expense (benefit)	-	190,652
Total income tax expense (benefit)	$-	$190,652

Income tax expense differed from amounts computed by applying the Federal income tax rate to pre-tax earnings for the years ended August 31 2014 and 2013, as a result of the following:

	2014	2013
United States statutory rate	35%	35%
State income taxes	10%	10%
foregin earnings taxed at different rates	(7)%	(1)%
Increase in valuation allowance and other	(38)%	(47)%
Combined effective tax rate	0%	(3)%

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES (Cont.)

The tax effects of temporary differences that gave rise to significant portions of the deferred tax assets and deferred tax liabilities were as follows:

	August 31, 2014	August 31, 2013
Deferred tax assets:
Equipment	$-	$6,648
2/3 Research & Development expenses	199,939	-
Fair value of beneficial conversion feature and warrants	348,282	27,548
Capitalized interest expense	-	-
Stock issuances to officers, directors and consultant	-	2,134,062
Start-up expenses	-	993,636
Net operating loss carryforward	1,048,429	438,254
Net operating loss carryforward – Israel	467,041	84,531
Gross deferred tax assets	2,063,691	3,684,679
Valuation allowance	(2,063,691)	(3,675,438)
Net deferred tax assets	-	9,241

Deferred tax liabilities:
Prepaid insurance	-	(9,241)
Gross deferred tax liabilities	-	(9,241)
Valuation allowance	-	-
Net deferred tax liabilities	-	(9,241)

Total deferred tax liabilities, net	$-	$-

Summary of net deferred tax liabilities:
Current	$-	$-
Non-current	-	-
Total deferred tax liabilities, net	$-	$-

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES (Cont.)

Under ASC 740, the Company full valuation is a two-step process. The first step is to determine whether it is more likely than not that a tax position will be sustained upon examination, including the resolution of any related appeals or litigation based on the technical merits of that position. The second step is to measure a tax position that meets the more-likely-than-not threshold to determine the amount of benefit to be recognized in the financial statements. A tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

As of August 31, 2014, the Company had valuation of $2,352,274 and $2,251,326 of federal and state net operating losses (“NOL”), respectively. The federal NOL carryforward expires in the fiscal year ending August 31, 2032. As of August 31, 2014, the Company had $1,762,400 of NOLs in Israel which is available to be carried forward indefinitely. The Company recorded a valuation allowance of $1,048,430 against its deferred tax asset resulting from its NOL since management concluded that it was more likely than not that the Company would not realize the benefit. In addition, approximately $3,389,000 of non-deductible capital losses were generated from discontinued operations. This capital loss is available to offset future capital gains and expires in the fiscal year ending August 31, 2018. The Company recorded a full valuation allowance of approximately $1,525,000 against the deferred tax asset resulting from the capital loss forward, since management concluded that it was more likely than not that the Company would not realize the benefit by generating sufficient capital gains in future years.

As of August 31, 2014, the Company has filed income tax returns through the fiscal 2013 tax year. The Company is required to file income tax returns in the United States (federal) and in New York State and City. Based on the Company’s evaluation, it has been concluded that there are no significant uncertain tax positions requiring recognition in the Company’s financial statements. The evaluation was performed for the August 31, 2007 – August 31, 2013 tax years, which remain subject to examination. The Company believes that its income tax positions and deductions would be sustained on audit and does not anticipate any adjustments that would result in material changes to its financial position.

The Company’s policy for recording interest and penalties associated with audits is to record such expense as a component of income tax expense. There are no significant amounts accrued for penalties or interest as of or during the years ended August 31, 2014 and 2013. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position.

Tax Rates

On December 5, 2011, the Israeli Parliament (the “Knesset”) passed the Law for Tax Burden Reform (Legislative Amendments) 2011 (the “Law"), which, among other things, cancels effective as of 2012, the scheduled progressive reduction in the corporate tax rate. The Law also increases the corporate tax rate to 25% in 2012. In view of this increase in the corporate tax rate to 25% in 2012, the real capital gains tax rate and the real betterment tax rate were also increased accordingly.

The Law did not have an effect on Infinity Israel’s financial position and results of operations.

Israeli companies are generally subject to capital gains tax at the rate of the Israeli corporate tax (which was 25% in 2013).

On July 30, 2013, the Knesset approved the second and third readings of the Economic Plan for 2013-2014 ("Amended Budget Law") which consists, among other things, of fiscal changes whose main aim is to enhance long-term collection of taxes.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8: INCOME TAXES (Cont.)

These changes include, among others, raising the Israeli corporate tax rate from 25% to 26.5%, cancelling the lowering of the tax rates applicable to preferred enterprises (9% in development area A and 16% in other areas), taxing revaluation gains and increasing the tax rates on dividends within the scope of the Law for the Encouragement of Capital Investments, 1959 (the “Encouragement Law”) to 20% effective from January 1, 2014.

The Company estimates that the change in tax rates will have no effect over its financial statements.

Carryforward losses for tax purposes

Infinity Israel has accumulated losses for tax purposes as of August 31, 2014, in the amount of approximately $1,762,400, which may be carried forward and offset against taxable business income and business capital gain in the future for an indefinite period.

NOTE 9: RELATED PARTY TRANSACTIONS

During the three month ended May 31, 2014, Infinity Israel entered into two loan agreements with GA Singapore Ltd., an affiliate of Moshe Hogeg. Infinity Israel received the total amount of 1,556,143 NIS (Approximately $443,660). The loans were fully repaid on May 20, 2014.

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

NOTE 10: SUBSEQUENT EVENTS

On September 15, 2014, the Company issued A-14 Debentures and 1,500,000 2014 Warrants and received aggregate proceeds of $375,000.

On November 7, 2014, the Company issued A-14 Debentures and 1,500,000 2014 Warrants and received aggregate proceeds of $375,000.

We evaluate events that have occurred after the balance sheet date through the date the financial statements were publicly available. Based upon the evaluation, we did not identify any other recognized or non-recognized subsequent events that would have required adjustment to or disclosure in the financial statements.

