Form 10-Q
period 2014-11-30
Infinity Augmented Reality, Inc.
filed 2015-01-07
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐. TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File Number: 000-53446

INFINITY AUGMENTED REALITY, INC.

(Exact name of registrant as specified in its charter)

Nevada	71-1013330
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

228 Park Ave. S #61130, New-York. NY	10003-1502
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐. (Do not check if a smaller reporting company)	Smaller reporting company	☒ .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐. No ☒ .

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. 94,960,687 shares of common stock as of January 7, 2015.

INFINITY AUGMENTED REALITY, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

November 30, 2014

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as "we", "us" or "our Company") are included in this quarterly report on Form 10-Q:

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 30,	August 31,
	2014 (Unaudited)	2014

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,163,005	$875,438
Prepaid expenses and other receivables	54,838	178,394

Total current assets	1,217,843	1,053,832

Property and equipment, net	76,356	84,885
Investment in Meta Company	50,000	50,000

TOTAL ASSETS	$1,344,199	$1,188,717

LIABILITIES
CURRENT LIABILITIES
Accounts payable and accrued expenses	$51,342	$191,046
Interest payable	77,165	54,871
Current liabilities of discontinued operations	-	27,835

Total current liabilities	128,507	273,752

Convertible debentures, net of debt discount	4,021,890	3,291,930

TOTAL LIABILITES	4,150,397	3,565,682

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($ 0.00001 par value; 500,000,000 authorized; 95,316,155 issued and 94,960,687 outstanding at November 30, 2014 and at August 31, 2014	953	953
Additional paid in capital	64,944,798	63,866,965
Treasury stock, at cost 355,468 shares of common stock November 30, 2014 and August 31, 2014	(49,766)	(49,766)
Accumulated deficit	(67,648,485)	(66,180,566)
Accumulated other comprehensive loss	(53,698)	(14,551)

Total Stockholders' Deficit	(2,806,198)	(2,376,965)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,344,199	$1,188,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS UNAUDITED

	Three months ended November 30,
	2014	2013

Research and development	$(182,075)	$(344,799)
Marketing, general and administrative expenses	(1,034,063)	(730,434)
Total Operating expenses	(1,216,138)	(1,075,233)

Other expense
Foreign exchange gains	-	11,195
Interest expense	(251,780)	(130,931)
Net loss	$(1,467,918)	$(1,194,969)

Basic and diluted loss per common share
Net loss per common share	(0.01)	(0.01)

Basic weighted average shares outstanding	100,960,687	99,281,941

Diluted weighted average shares outstanding	100,960,687	99,281,941

Net loss	$(1,467,918)	$(1,194,969)

Foreign currency translation adjustments	(39,147)	(5,801)

Comprehensive loss	$(1,507,065)	$(1,200,770)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended November 30,
	2014	2013
Operating activities:
Net loss	$(1,467,918)	$(1,194,969)
Adjustments to reconcile net loss to net cash (used in) provided by operations

Amortization of debt discount	229,106	117,228
Stock-based compensation	828,688	21,638
Foreign exchange gain on investment in subsidiary	-	(11,195)
Loss on disposition of equipment	-	25,385
Depreciation	8,591	9,491
Changes in operating assets and liabilities
Prepaid expenses and other receivables and long-term receivables	116,272	(30,074)
Accounts payable and accrued expenses	(138,084)	(11,122)
Interest payable	22,293	7,420

Net cash used in operating activities- continuing operations	(401,052)	(1,066,198)
Net cash used in operating activities- discontinued operations	(22,987)	-
Net cash used in operating activities	(424,039)	(1,066,198)

Investing activities:
Purchase of property and equipment	(7,004)	(59,039)

Net cash used in investing activities	(7,004)	(59,039)

Financing activities:
Proceeds from convertible debentures	750,000	1,000,000
Proceeds from exercise of stock options		39,926

Net cash provided by financing activities	750,000	1,039,926

Effect of exchange rate on cash and cash equivalents	(31,390)	2,941

Change in cash and cash equivalents	287,567	(82,370)
Cash and cash equivalents, beginning	875,438	431,760

Cash and cash equivalents of continuing operations, ending	$1,163,005	$349,390

Warrants issued in connection with convertible debentures	$249,145	$370,153
Fair value of conversion option	$-	$554,240

The accompanying notes are an integral part of these condensed consolidated financial statements.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc.) (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was in the business of the acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes. Effective November 15, 2012, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts. In May 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, (“IAR Subsidiary”), and commenced activities to enable it to be actively engaged in the development of software applications which will utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel”).

The Company is actively engaged in the development of an augmented reality software platform which will provide end users with a fully three dimensional (3D), interactive augmented reality experience with full hand controls and a completely natural user interface. Augmented reality, (”AR”), is a technology which allows the projection of visual content that the viewer perceives as a real life experience and allows the viewer to intuitively interact with augmented content in his or her physical surroundings. The Company’s technology platform is made up of computer vision algorithms which will interface with any hardware including mobile or wearable devices, that have two dimensional (2D) stereoscopic cameras. The Company’s technology will turn such hardware into a powerful content augmentation platform. The Company’s technology will be usable both outdoors and indoors and will feature a lower power consumption.

The Company is developing three software development kits, or SDKs, which will serve as the core platform for augmented reality software developers and wearable device manufacturers. The Company’s solution is designed to assist application developers in easily and efficiently developing advanced augmented reality applications, in a shorter time-to-market, while still providing a rich augmented reality experience.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they become due. If additional cash is needed, the Company intends to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s augmented reality products, may not be sufficient to meet cash flow expectations. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of November 30, 2014 and for the three months ended November 30, 2014 and 2013 have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the Securities and Exchange Commission (“SEC”) and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited condensed consolidated Balance Sheet as of November 30, 2014, condensed consolidated Statements of Operations and Comprehensive loss for the three months ended November 30, 2014 and 2013, and condensed consolidated Statements of Cash Flows for the three months ended November 30, 2014 and 2013, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months ended November 30, 2014 are not necessarily indicative of results to be expected for the year ending August 31, 2015 or for any future interim period. In addition, the balance sheet data at August 31, 2014 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, which was filed with the SEC on November 26, 2014.

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

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations for each period presented are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. As of November 30, 2014, 88,148,344 shares of common stock, comprised of 31,174,172 convertible debentures with a conversion price of $0.25, 31,174,172 warrants with an exercise price of $0.50, and stock options exercisable into 25,800,000 common shares are not included in diluted loss per share since their effect would be anti-dilutive. As of November 30, 2013, 45,751,084 shares of common stock, comprised of 11,710,172 convertible debentures with a conversion price of $0.25, 11,710,172 warrants with an exercise price of $0.50, and stock options exercisable into 22,330,740 common shares are not included in diluted loss per share since their effect would be anti-dilutive.

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

Valuation Assumptions

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the Company uses the following assumptions:

„	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

„	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

„	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity. Expected life for options granted to employees uses the Simplified Method, while options granted to non-employees uses an expected term equal to the life of the contract.

„	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Three Months ended November 30, 2014	Three Months ended November 30, 2013

Exercise price	-	$0.29 - $0.35
Expected stock price volatility	-	66.3% - 73.8%
Risk-free rate of interest	-	1.31% - 1.72%
Expected life of options	-	3-3.5 Years

Recent Accounting Pronouncements

In November 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-17, Pushdown Accounting. This ASU provides companies with the option to apply pushdown accounting in its separate financial statements upon occurrence of an event in which an acquirer obtains control of the acquired entity. The election to apply pushdown accounting can be made either in the period in which the change of control occurred, or in a subsequent period. This ASU is effective as of November 18, 2014. The adoption will not have a material impact on the Company’s results of operations, cash flows or financial position

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (ASC) Topic 606. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 (fiscal 2018) and shall be applied retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the effect of adopting this new accounting guidance but does not expect adoption will have a material impact on the Company’s results of operations, cash flows or financial position.

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:	CONVERTIBLE DEBENTURES

During the three months ended November 30, 2014, the Company issued a (i) five-year Convertible Series A-14 Debentures (the “A-14 Debentures”) for an aggregate principal amount of $750,000, bearing interest at 1.2% per annum, convertible into shares of common stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “2014 Warrants”) to purchase 3,000,000 shares of common stock, to Credit Strategies, LLC (the “Lead Investor”), pursuant to Securities Purchase Agreements dated March 26, 2014 (the “2014 SPA”).

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

During the three months ended November 30, 2014, the Company recorded an aggregate of $249,145 for the calculated fair value of 2014 Warrants and BCF, in conjunction with A-14 Debentures issued on September 15 and November 7, 2014.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 15, 2014	November 7, 2014
Contractual term (Years)	5.0	5.0
Volatility	139.6%	162.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.80%	1.60%

	November 30, 2014	December 31, 2014
1.2% convertible debentures	7,793,543	7,043,543
Debt discount/ beneficial conversion feature	(3,771,653)	(3,751,613)
Balance	$4,021,890	$3,291,930

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:	COMMITMENTS AND CONTINGENT LIABILITIES

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

Genesis is seeking declaratory and injunctive relief (but no money damages). The Company exited the life settlement insurance business in November 2012 and does not own or claim any rights in any such life settlement insurance policies. Accordingly, the Company believes that the claims are frivolous and intends to vigorously defend against the allegations. The Company has filed a motion to dismiss all of the claims against the Company and the Plaintiff has filed an opposition to the motion to dismiss. The Court is expected to rule on the motion to dismiss in the coming months.

On November 27, 2013, Infinity Israel received a pre lawsuit claim letter from the legal representative of a former employee. The compensation amount sought by the former employee as per his pre lawsuit claim letter was approximately 202,000 NIS (approximately $57,780). During the year ended August 31, 2014 Infinity Israel and the former employee agreed to the settlement of the Claim by a lump sum payment of 50,000 NIS (approximately $14,300) by Infinity Israel to the former employee and, on January 26, 2014 the board of directors approved the issuance to the former employee of options to purchase up to 218,750 shares of the Company’s Common Stock under the Company’s 2013 Equity Incentive Plan at an exercise price of $0.25 per share, which options were forfeited on June 23, 2014. The fair value of this grant was $31,311.

INIFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:	WARRANTS AND STOCK OPTIONS

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at August 31, 2014 - Issued	34,174,172	0.41	3.97 years
Additions as of November 30, 2014 - Issued	3,000,000	0.50	4.86 years

Balance as at November 30, 2014	37,174,172	0.42	3.60 years

As of November 30, 2014, there were 37,174,172 warrants outstanding and exercisable with expiration dates from June 2015 through November 2019.

Stock options

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the Three months ended November 30, 2014 and 2013:

	Three months ended November 30,
	2014	2013

Employee awards	$828,688	$4,644
Non- employee awards, net of forfeitures	-	16,994

Total stock options compensation expense	$828,688	$21,638

No options were granted during the three months ended November 30, 2014.

NOTE 6:	SUBSEQUENT EVENTS

On December 7, 2014, the Board of Directors granted to an Infinity Israel employee 50,000 Non-Qualified Stock Options with an exercise price of $0.07, vesting semiannually over the next 3 years and expiring on December 7, 2019.

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

- - - - - - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues from the life settlement market, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission or the SEC, including our Annual Report on Form 10-K for the Company's fiscal year ended August 31, 2014, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

•	Market Acceptance of our products;

•	Market acceptance of Augmented Reality products;

•	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;

•	the risks associated with dependence upon key personnel;

•	the cost, delays and uncertainties associated with our product development;

•	regulatory announcements, proceedings or changes;

•	competitive product developments and legal developments;

•	our history of operating losses since our inception and since we began to develop augmented reality in 2012;

•	risks associated with our ability to protect our intellectual property;

•	risks associate with our ability to raise additional funds; and

•	our liquidity.

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

Effective March 7, 2013, we changed our name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, we merged IAR Subsidiary into our Company. On June 30, 2013, we formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd, or Infinity Israel.

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

Results of Operations

Our results of operations for the three months ended November 30, 2014, consisted of operating and administrative expenses for personnel, leased office space and professional fees.

Three months ended November 30, 2014 compared to three months ended November 30, 2013

INFINITY AUGMENTED REALITY INC.

	Three months ended November 30,
	2014	2013

Research and development	$(182,075)	$(344,799)
Marketing, general and administrative expenses	(1,034,063)	(730,434)
Total operating expenses	(1,216,138)	(1,075,233)

Foreign exchange gain	-	11,195
Interest expense	(251,780)	(130,931)

Net loss	$(1,467,918)	$(1,194,969)

Research and development. Research and development expenses decreased from $344,799 for the three months ended November 30, 2013 to $182,075 for the three months ended November 30, 2014. The decrease of $162,724 is primarily attributable to a decrease in payroll expenses, mainly in Infinity Israel, due to a decrease of 10 employees in our R&D department.

Marketing, general and administrative expenses. Marketing, general and administrative expenses increased from $730,434 for the three months ended November 30, 2013 to $1,034,063 for the three months ended November 30, 2014. The increase of approximately $303,600 is primarily attributable to an increase of approximately $807,000 related to the fair value of stock options issued to employees and directors of our Company and of Infinity Israel, offset by a decrease of approximately $255,400 in professional fees and consulting expenses due to cost reduction efforts, a decrease of approximately $166,000 in payroll expenses, and a decrease of approximately $82,000 in travel, rent and other office expenses due to cost reduction efforts.

Interest Expense: Interest expense for the three months ended November 30, 2014 increased to $251,780 as compared to $130,931 in the three months ended November 30, 2013. Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debts.

Net Income (Loss): We reported a net loss of $1,467,918 for the three months ended November 30, 2014 compared to a net loss of $1,194,969 for the three months ended November 30, 2013. The increase of approximately $272,950 is primarily attributable to an increase of approximately $303,600 in marketing, general and administrative expenses, an increase of approximately $11,200 in Foreign exchange gains and an increase of approximately $120,850 in interest expense offset by a decrease of approximately $162,700 in research and development expenses. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for continuing operation for the three months ended November 30, 2014 was $401,052. Net cash used in investing activities was $7,004 due to the purchase of computers and other equipment. Net cash provided by financing activities was $750,000 arising from proceeds received from convertible debentures. This resulted in an increase in cash of $287,567.

Working Capital and Capital Availability: As of November 30, 2014, we had a positive working capital of $1,089,336. We anticipate, that barring unforeseen developments, the proceeds received from these subsequent debt financings will be sufficient to sustain our operations for approximately five months. To date, we issued a total of $7,793,543 of Convertible Debentures. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for the next twelve months.

Going Concern Qualification

We will require additional funds to finance our augmented reality operations. We are dependent upon the expected demand for our software platform and our ability to generate sufficient cash from our augmented reality business to meet our obligations as they come due. However, there can be no assurance that we will be successful in implementing our business plan, and it is uncertain whether we will be able to achieve a profitable level of operations and there can be no assurance that we will be able to obtain additional financing or that any such additional financings will be available to us on satisfactory terms and conditions, if at all. These conditions raise substantial doubt about our ability to continue as a going concern.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the three months ended November 30, 2014.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such periods, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the small size of our staff, we did not have sufficient segregation of duties to support our internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended November 30, 2014, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to our prior activities in the life insurance settlement business, we were recently joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP, to which we collectively refer to herein as Genesis, claim that we owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights.

Genesis is seeking declaratory and injunctive relief (but no money damages). We exited the life settlement insurance business in November 2012 and do not own or claim any rights in any such life settlement insurance policies. Accordingly, we believe that the claims are frivolous and intends to vigorously defend against the allegations. The Company has filed a motion to dismiss all of the claims against the Company and the Plaintiff has filed an opposition to the motion to dismiss. The Court is expected to rule on the motion to dismiss in the coming months.

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

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act .
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

January 7, 2015	/s/ Motti Kushnir
Motti Kushnir
Chief Executive Officer

January 7, 2015	/s/ Ortal Zanzuri
Ortal Zanzuri Chief Financial Officer

