Form 10-Q
period 2015-02-28
Infinity Augmented Reality, Inc.
filed 2015-04-14
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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

Yes ☐. No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. 110,123,545 shares of common stock as of April 14, 2015.

INFINITY AUGMENTED REALITY, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

February 28, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as "we", "us", "our", "the Company" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at February 28, 2015 (unaudited) and August 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months and six months ended February 28, 2015 and February 28, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the six months ended February 28, 2015 and February 28, 2014 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	February 28, 2015 (unaudited)	August 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$726,926	$875,438
Prepaid expenses and other receivables	44,674	178,394
Total current assets	771,600	1,053,832
Property and equipment, net	68,724	84,885
Investment in Meta Company	50,000	50,000
TOTAL ASSETS	$890,324	$1,188,717
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$95,971	$191,046
Interest payable	90,106	54,871
Current liabilities of discontinued operations	-	27,835
Total current liabilities	186,077	273,752
Convertible debentures, net of debt discount	3,191,433	3,291,930
TOTAL LIABILITES	3,377,510	3,565,682

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($ 0.00001 par value; 500,000,000 authorized; 105,235,038 issued and 104,879,570 outstanding at February 28, 2015; 95,316,155 issued and 94,960,687 outstanding at August 31, 2014)	1,052	953
Additional paid in capital	66,156,982	63,866,965
Treasury stock, at cost 355,468 shares of common stock February 28, 2015 and August 31, 2014	(49,766)	(49,766)
Accumulated deficit	(68,531,679)	(66,180,566)
Accumulated other comprehensive loss	(63,775)	(14,551)
Total Stockholders' Deficit	(2,487,186)	(2,376,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$890,324	$1,188,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014

Research and Development expenses	$(237,285)	$(484,692)	$(419,360)	$(829,491)
Marketing, General and administrative expenses	(834,477)	(1,150,593)	(1,868,540)	(1,881,026)
Total Operating expenses	(1,071,762)	(1,635,285)	(2,287,900)	(2,710,517)

Interest and other finance income (expense)	188,567	(183,127)	(63,213)	(302,864)

Loss from continuing operations before income tax	(883,195)	(1,818,412)	(2,351,113)	(3,013,381)
Provision for income tax	-	-	-	-
Loss from continuing operations	(883,195)	(1,818,412)	(2,351,113)	(3,013,381)
Loss from discontinued operations	-	(114,966)	-	(114,966)

Net loss	$(883,195)	$(1,933,378)	$(2,351,113)	$(3,128,347)

Basic and diluted loss per common share

Continuing operations	$(0.01)	$(0.02)	$(0.02)	$(0.03)
Discontinued operations	-	-	-	-
Net loss per common share	$(0.01)	$(0.02)	$(0.02)	$(0.03)

Basic weighted average shares outstanding	103,715,932	99,855,165	102,330,698	99,566,969
Diluted weighted average shares outstanding	103,715,932	99,855,165	102,330,698	99,566,969

Net loss	$(883,195)	$(1,933,378)	$(2,351,113)	$(3,128,347)

Foreign currency translation adjustments	(10,077)	(11,431)	(49,224)	(17,232)

Comprehensive loss	$(893,272)	$(1,944,809)	$(2,400,337)	$(3,145,579)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended February 28,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(2,351,113)	$(3,128,347)
Loss from discontinued operations	-	114,966
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	460,243	287,703
Stock-based compensation	1,412,213	294,622
Finance income from conversion of convertible debt and warrants	(442,956)
Foreign exchange gain on investment in subsidiary	-	(19,884)
Loss on disposition of equipment	-	25,385
Issuance of stock for in-process research and development	-	26,110
Depreciation	17,081	24,818
Changes in operating assets and liabilities:
Prepaid expenses and other receivables and long-term receivables	122,408	3,223
Accounts payable and accrued expenses	(89,916)	376,447
Interest payable	45,354	18,077
Net cash used in operating activities- continuing operations	(826,686)	(1,976,880)
Net cash (used in) provided by operating activities- discontinued operations	(22,987)	(197,023)
Net cash (used in) provided by operating activities	(849,673)	(2,173,903)

INVESTING ACTIVITIES
Purchase of leasehold improvements and equipment	(9,169)	(70,803)
Net cash used in investing activities	(9,169)	(70,803)

FINANCING ACTIVITIES
Proceeds from convertible debentures	750,000	2,030,000
Proceeds from exercise of stock options	-	69,926
Net cash provided by financing activities	750,000	2,099,926
Effect of exchange rate on cash and cash equivalents	(39,670)	944
Change in cash and cash equivalents	(148,512)	(143,836)
Cash and cash equivalents, beginning	875,438	431,760
Cash and cash equivalents of continuing operations, ending	$726,926	$287,924

Supplemental disclosure of cash flow information:
Tax paid in cash	$22,987	$197,023

Non-cash Investing and Financing activities:
Warrants issued in connection with convertible debentures	$249,145	$834,272
Beneficial conversion feature	$-	$1,110,285
Conversion of convertible note receivables to preferred shares of Meta Company	$-	$50,000
Conversion of convertible note	$1,061,595	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS

Infinity Augmented Reality, Inc. (formerly known as Absolute Life Solutions, Inc.) (the “Company”) was originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. The Company was in the business of acquisition and exploration of mineral resources during the period from September 7, 2006 to May 21, 2010. Subsequently, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. During the fiscal year ended August 31, 2010, the Company commenced operations as a specialty financial services company engaged in the business of purchasing life settlement contracts for long-term investment purposes. Effective November 15, 2012, the Company is no longer engaged in its prior primary activity as a specialty financial services company primarily engaged in the purchase of life settlement contracts.

In May 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, (“IAR Subsidiary”), and commenced activities to enable it to be actively engaged in the development of software applications which is intended to utilize augmented reality. Effective March 7, 2013, the Company changed its name from Absolute Life Solutions, Inc. to Infinity Augmented Reality, Inc. On that same date, IAR Subsidiary was merged into the Company. Effective June 30, 2013, the Company formed a wholly owned Israeli subsidiary, Infinity Augmented Reality Israel Ltd. (“Infinity Israel”).

The Company is actively engaged in the development of an augmented reality software platform which will provide end users with a fully three dimensional (3D) interactive augmented reality experience with full hand controls and a completely natural user interface. Augmented reality (”AR”), is a technology which allows the projection of visual content that the viewer perceives as a real life experience and allows the viewer to intuitively interact with augmented content in his or her physical surroundings. The Company’s technology platform is made up of computer vision algorithms which will interface with any hardware including mobile or wearable devices that have two dimensional (2D) stereoscopic cameras. The Company’s technology will turn such hardware into a powerful content augmentation platform, will be usable both outdoors and indoors and will feature a lower power consumption.

The Company is developing three software development kits (“SDKs”), which will serve as the core platform for augmented reality software developers and wearable device manufacturers. Our solution is designed to assist application developers in easily and efficiently developing advanced augmented reality applications, in a shorter time-to-market, while still providing a rich augmented reality experience.

On February 2, 2015, the Company and certain of its debenture holders and stockholders and their affiliates holding a majority of the Company’s outstanding voting equity securities (the “Security Holders”) entered into a definitive agreement to restructure a portion of the Company’s existing debt, provide for the assumption by certain of the stockholders of liabilities arising from the Company’s former business and serving as a first step in efforts to effect a recapitalization of the Company (the “Master Agreement”). Under the terms of the Master Agreement, Credit Strategies LLC, Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and ALS Capital Ventures LLC for itself and as agent for each of its affiliates on behalf of whom it holds the assets relating to our former business, the Life Settlement Business ( “ALS” and collectively, the “Indemnitors”) have assumed all liabilities relating to the Company’s former activities in the life settlement business and have agreed to indemnify the Company and its directors and officers from and against any losses related to such former business. In connection therewith, the Indemnitors have agreed to indemnify the Company for all legal fees and expenses and to assume all liability relating to the legal suit currently proceeding in State Court in New York which was commenced by CMS Life Insurance Opportunity Fund, L.P., and have agreed to reimburse the Company for all legal fees that have already been paid to the Company’s attorneys in respect of said proceeding.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

The Company has issued debentures in an aggregate principal amount of $7,793,543 convertible into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), at a rate of $0.25 per share (the “Debentures”). In connection with the issuance of the Debentures, the Company also issued warrants to purchase up to 31,174,172 additional shares of Common Stock at an exercise price of $0.50 per share (the “Warrants”). Under the Master Agreement, the Security Holders, with the exception of ALS, have agreed to exchange these Debentures, accrued interest and Warrants for 52,767,193 shares of newly designated Preferred A Convertible Stock par value $0.00001 per share (the “Series A Preferred Stock”). ALS has agreed to convert all of its Debentures, accrued interest and Warrants into 9,918,883 shares of our Common Stock.

The Series A Preferred Stock will be authorized in accordance with an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock to be filed with the Nevada Secretary of State once the Authorized Capital Increase described below has been implemented. A total of 52,767,193 shares of Series A Preferred Stock will be so authorized.

The holders of Series A Preferred Stock will be entitled to a liquidation preference of an aggregate of $6,634,256, plus interest of 1.2% per annum commencing from January 1, 2015 (“Liquidation Preference”) payable upon the liquidation, consolidation or merger of the Company or upon the sale of all of substantially all of the assets or outstanding share capital of the Company (each, a “Deemed Liquidation”). Upon the occurrence of a Deemed Liquidation and after receipt of the Liquidation Preference, the holders of the Series A Preferred Stock shall not be entitled to share in the remainder of the proceeds of such Deemed Liquidation transaction with the remaining stockholders of the Company. Notwithstanding the foregoing, the holders of Series A Preferred Stock shall not be entitled to receive the Liquidation Preference if such Series A Preferred Stock holders would have received an amount exceeding the Liquidation Preference pursuant to any Deemed Liquidation.

The Series A Preferred Stock shall vote together with the Common Stock as a single class, and shall not confer upon the holders thereof any rights senior to, or otherwise different from, the rights conferred upon the holders of Common Stock, other than the Liquidation Preference. At the option of the Series A Preferred Stock holder(s), the shares of Series A Preferred Stock shall be convertible into shares of Common Stock on a one-for-one basis, as adjusted for subdivision, combination or consolidation of Common Stock, stock dividends and other distributions. The Series A Preferred Stock shall automatically be converted into Common Stock upon the closing of a public offering of the Company’s Common Stock with net proceeds to the Company of at least $20,000,000 or upon the consent of the holders of a majority of the outstanding Series A Preferred Stock at such time, to so convert.

In addition, it was agreed under the Master Agreement that the Company should take all steps necessary in order to reduce the number of record holders of the Company’s Common Stock to below 300 holders of record, which would cause the Company’s reporting obligations under The Exchange Act of 1934, as amended (the “Exchange Act”) to become eligible for suspension under Rule12h-3 or Section 15(d) thereunder, and cause the Company’s Common Stock to become eligible for termination of registration under Rule 12g-4 and Section 12(g) of the Exchange Act. The purpose of these efforts is to reduce the administrative burden and costs associated with the Company’s reporting obligations under the Exchange Act. In addition, the prospect of additional financing (discussed further below) is premised on the Company successfully suspending its reporting obligation under the Exchange Act.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

In furtherance of the Company’s efforts to suspend its reporting obligation under the Act, the Master Agreement contemplates that the Company will implement a 101-for-1 reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”) immediately followed by a 1-for-101 forward stock split of the Company’s outstanding Common Stock (the “Forward Stock Split”, and collectively with the Reverse Stock Split, the “Reverse/Forward Stock Split”). Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.15 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split will participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. The Company has received the consent of the holders of the requisite number of its outstanding Common Stock under Nevada law to implement the Reverse/Forward Stock Split.

If the Reverse/Forward Stock Split is implemented as contemplated, the number of record holders of the Company’s Common Stock would fall below 300 holders of record and the Company would no longer be required to file periodic reports with the Securities Exchange Commission (the “SEC”). The Company believes that the deregistration of its Common Stock under the Exchange Act should reduce significant outlays currently expended in complying with the Company’s reporting obligations and allow management to expend its time and resources to otherwise managing the growth of its business and maximizing long-term shareholder value.

Subject to the successful completion of all of the transactions contemplated under the Master Agreement, including the suspension of the Company’s reporting obligations under the Exchange Act, and approval by the Company’s board of directors, the Security Holders comprising the holders of a majority of the Company’s outstanding Common Stock have agreed that the Company seek investment in the Company for an aggregate purchase price of up to $5,000,000 at a Company pre-money valuation of no less than $6,000,000. Any such investment would be on terms and conditions approved by the Company’s board of directors.

On April 6, 2015, the Company entered into a definitive agreement (the “Agreement”) with Singulariteam Fund II L.P. (“Singulariteam II”), Platinum Partners Value Arbitrage Fund, LP, both existing stockholders of the Company, and SUNCORPORATION of Japan (collectively, the “Investors”), for the purpose of raising funds for the Company’s operation and activities. According to the Agreement, the Investors will invest $1.25 million at the initial closing and receive convertible notes (the “Notes”) which will be convertible into Series B Preferred Stock upon the creation thereof. The Agreement also provides that if the Company shall have an effective certificate of designation of Series B Preferred Stock of the Company, par value $0.00001 each filed with the Secretary of State of Nevada, the Investors have agreed to invest an additional $3.75 million.

The Master Agreement contemplates an increase of the authorized share capital (the “Authorized Capital Increase”) of Common Stock from 500,000,000 shares of Common Stock, to 1,000,000,000 shares of Common Stock, and an increase of the Company’s authorized shares of preferred stock from 100,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”) to 500,000,000 shares of Preferred Stock.

The Authorized Capital Increase is intended, among other things, to provide for the issuance of the Series A Preferred Stock, issuance of additional series of Preferred Stock to prospective investors and for the issuance of up to 155,000,000 shares of Common Stock to our directors and employees pursuant to the Company’s new incentive plan and to enhance corporate flexibility to finance and develop the operations of our business. Increasing the Company’s authorized shares of Common Stock will provide the Company with greater flexibility and allow for the issuance of additional shares of Common Stock at such times that the Company’s board may deem such issuance to be in the service of the Company’s interest, without the expense or delay of seeking approval from the stockholders. The Company has received the consent of the holders of the requisite number of its outstanding Common Stock under Nevada law to the Authorized Share Increase.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

The Master Agreement contemplates that the Company approve an equity incentive plan in order to facilitate the grant of Restricted Stock Units and/or options to purchase Common Stock of the Company to such executive officers, employees and consultants of the Company and its subsidiary, as the Board of Directors deems fit, from time to time (the “2015 Incentive Plan”)

The intended purpose of the 2015 Incentive Plan is to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in the success of the Company. The 2015 Incentive Plan provides for the issuance of options (including incentive stock options for employees only), restricted or unrestricted common stock and other awards under the 2015 Incentive Plan.

It is anticipated that the Company will issue 60 million Restricted Stock Units to each of Motti Kushnir, our Chief Executive Officer and Matan Protter, the Chief Technology Officer of our Infinity Israel and 12.6 million Restricted Stock Units to Ortal Zanzuri, our Chief Financial Officer.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of February 28, 2015 and for the three months and six months ended February 28, 2015 and 2014, have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the EC and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of February 28, 2015, Statements of Operations and comprehensive loss for the three months and six months ended February 28, 2015 and February 28, 2014, and Statements of Cash Flows for the six months ended February 28, 2015 and February 28, 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and six months ended February 28, 2015 are not necessarily indicative of results to be expected for the year ending August 31, 2015 or for any future interim period. In addition, the balance sheet data at August 31, 2014 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2014.

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Included in basic loss per share calculations for each period presented are the effects of 6,000,000 warrants exercisable at $0.01. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. As of February 28, 2015, 78,310,344 shares of common stock, comprised of 26,230,172 convertible debentures with a conversion price of $0.25, 26,230,172 warrants with an exercise price of $0.50, and stock options exercisable into 25,850,000 common shares are not included in diluted loss per share since their effect would be anti-dilutive. As of February 28, 2014, 59,709,834 shares of common stock, comprised of 15,830,172 convertible debentures with a conversion price of $0.25, 15,830,172 warrants with an exercise price of $0.50, and stock options exercisable into 28,049,490 common shares are not included in diluted loss per share since their effect would be anti-dilutive.

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

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Three Months ended February 28,		Six Months ended February 28,
	2015	2014	2015	2014

Exercise price	$0.07	$0.10 - $0.40	$0.07	$0.10 - $0.40
Expected stock price volatility	94.29% - 105.62%	87.9% - 92.4%	94.29% -105.62%	66.3% - 92.4%
Risk-free rate of interest	0.98% - 1.39%	0.04% - 1.65%	0.98% - 1.39%	0.04% - 1.72%
Expected life of options	2.75-4 Years	1-4 Years	2.75-4 Years	1-4 Years

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES (Cont.)

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

In April 2014, the FASB issued ASU 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU raises the threshold for a disposal to qualify as discontinued operations and requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. Under the new standard, companies report discontinued operations when they have a disposal that represents a strategic shift that has or will have a major impact on operations or financial results. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014 (fiscal 2016). Early adoption is permitted provided the disposal was not previously disclosed. This update will not have a material impact on the Company's reported results of operations and financial position. The impact is non-cash in nature and will not affect the Company's cash position.

Other pronouncements issued by the FASB or other authoritative accounting standards groups with future effective dates are either not applicable or are not expected to be significant to the condensed financial statements of the Company.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:	CONVERTIBLE DEBENTURES

During the six months ended February 28, 2015, the Company issued a (i) five-year Convertible Series A-14 Debentures (the “A-14 Debentures”) for an aggregate principal amount of $750,000, bearing interest at 1.2% per annum, convertible into shares of Common Stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “2014 Warrants”) to purchase 3,000,000 shares of Common Stock, to Credit Strategies, LLC, pursuant to Securities Purchase Agreements dated March 26, 2014.

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

During the six months ended February 28, 2015, the Company recorded an aggregate of $249,145 for the calculated fair value of 2014 Warrants and BCF, in conjunction with A-14 Debentures issued on September 15 and November 7, 2014.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 15, 2014	November 7, 2014
Contractual term (Years)	5.0	5.0
Volatility	139.6%	162.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.80%	1.60%

The Company has issued Debentures in an aggregate principal amount of $7,793,543 convertible into shares of the Company’s Common Stock, at a rate of $0.25 per share. In connection with the issuance of the Debentures, the Company also issued Warrants to purchase up to 31,174,172 additional shares of Common Stock at an exercise price of $0.50 per share. Under the Master Agreement, all the Debenture and Warrant holders, with the exception of ALS, agreed to exchange such Debentures, accrued interest and Warrants for 52,767,193 shares of newly designated Series A Preferred Stock. ALS has agreed to convert all of its Debentures, accrued interest and Warrants into 9,918,883 shares of Common Stock.

As of February 28, 2015 the Company issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants. The entire unamortized discount remaining at the date of the conversion in amount of approximately $443,000 was recognized immediately as interest income. The carrying amount of the debt was credited to equity to reflect the stock issued.

	February 28, 2015	August 31, 2014
1.2% convertible debentures	6,557,543	7,043,543
Debt discount/ beneficial conversion feature	(3,366,110)	(3,751,613)
Balance	$3,191,433	$3,291,930

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:	COMMITMENTS AND CONTINGENT LIABILITIES

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

On December 8, 2014, the Company filed a Motion to Dismiss Genesis’ Complaint as it relates to both of the claims against the Company. On March 5, 2015 oral argument was held and the Judge partially granted and partially denied the Motion to Dismiss dismissing the preliminary injunction cause of action in Genesis’ Complaint, and denied the Motion to Dismiss the declaratory judgement cause of action. The Company is preparing an Answer to the Genesis Complaint, including affirmative defenses, which is required to be filed by April 6, 2015.

The case is currently in the discovery stage of the litigation. Genesis has noticed depositions of the Company’s representatives for September of 2015. Following the close of discovery, the Company may file a summary judgment motion to dismiss the Genesis Complaint. The Company is continuing to vigorously defend against Genesis’ baseless declaratory judgment claim.

NOTE 5:	COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock

As of February 28, 2015 the Company issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants.

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at August 31, 2014 – Issued	34,174,172	0.41	3.97 years
Additions	3,000,000	0.50	4.61 years
Conversions into Common Shares	(4,944,000)	0.00	-

Balance as at February 28, 2015	32,230,172	0.41	3.21 years

As of February 28, 2015, there were 32,230,172 warrants outstanding and exercisable with expiration dates from June 2015 through November 2019.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:	WARRANTS AND STOCK OPTIONS (Cont.)

Stock options

On December 7, 2014, the Board of Directors granted to an Infinity Israel employee 50,000 Non-Qualified Stock Options with an exercise price of $0.07, vesting semiannually over the next 3 years and expiring on December 7, 2019.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the six months and three months ended February 28, 2015 and 2014:

	Three months ended February 28,		Six months ended February 28,
	2015	2014	2015	2014

Employee awards	$583,525	$236,995	$1,412,213	$258,633
Non- employee awards, net of forfeitures	-	35,989	$-	35,989

Total stock options compensation expense	$583,525	$272,984	$1,412,213	$294,622

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at August 31, 2014	25,800,000	0.07	0.07	8.41
Options granted	50,000	0.07	0.01	4.77
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options cancelled	-	-	-	-

Outstanding at February 28, 2015	25,850,000	0.07	0.05	7.91
Options exercisable at February 28, 2015	12,541,667	0.07	0.05	7.68

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 6:	SUBSEQUENT EVENTS

On March 17, 2015 Coventry Enterprises, LLC exercised 5,957,227 warrants at a cashless exercise. The Company issued 5,510,435 Common Shares.

On April 6, 2015, the Company entered into a definitive agreement (the “Agreement”) with Singulariteam Fund II L.P. (f/k/a Genesis Angels Fund, LP) (“Singulariteam II”), Platinum Partners Value Arbitrage Fund, LP, both existing stockholders of the Company, and SUNCORPORATION of Japan (collectively, the “Investors”), for the purpose of raising funds for the Company’s operation and activities. According to the Agreement, the Investors will invest $1.25 million at the initial closing and receive convertible notes (the “Notes”) which will be convertible into Series B Preferred Stock upon the creation thereof. The Agreement also provides that if the Company shall have an effective certificate of designation of Series B Preferred Stock of the Company, par value $0.00001 each filed with the Secretary of State of Nevada, the Investors have agreed to invest an additional $3.75 million.

The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

The shares of Preferred B Stock shares shall have a liquidation preference of 3 times the amount that has been invested plus 1.2% per year, provided that if the amount of proceeds to be received in an actual or deemed liquidation which be distributed on an as converted basis prior to calculating of the liquidation preference, the preferred shares will instead be converted to Common Stock. The Preferred Stock may be converted to common stock at any time and shall be automatically converted to Common Stock if the Company has a public offering raising at least $20 million. The Series B Stock will have special approval rights, will have a right to elect a director, a preemptive right and a right of first refusal. In addition, 75% of the shareholders of the Company will have a right to cause the other shareholders of the Company to sell their shares.

The Notes to be issued at the initial closing shall bear interest at the rate of 1.2% per annum, commencing on the date of its purchase and until the conversion or repayment thereof, and shall be converted immediately upon the effectiveness of the Certificate of Designation of the Series B Preferred Stock. The holders of the Notes may convert the Note into Common Stock at any time prior to such Series Preferred Stock being created.

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

- - - - - - - - - - - - - - - - - - -

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Special Note:  Certain statements in this quarterly report on Form 10-Q concerning our business prospects or future financial performance, anticipated revenues, expenses, profitability or other financial items, estimates as to size, growth in or projected revenues, developments in industry regulations and the application of such regulations, expected outcomes of pending or potential litigation and regulatory actions, and our strategies, plans and objectives, together with other statements that are not historical facts, are “forward-looking statements” as that term is defined under the federal securities laws.  All of these forward-looking statements are based on information available to us on the date hereof, and we assume no obligation to update any such forward-looking statements.  You should carefully review the risks described herein and in other documents we file from time to time with the Securities and Exchange Commission, or the SEC, including our Annual Report on Form 10-K for the Company's fiscal year ended August 31, 2014, particularly in the sections entitled “Item 1A – Risk Factors” and “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

We are a company engaged in the development of an augmented reality software platform which will provide end users with a fully three dimensional (3D), interactive augmented reality experience with full hand controls and a completely natural user interface. Augmented reality, or AR, is a technology which allows the projection of visual content that the viewers feel is a real life experience despite the fact that the visual content is not physically right in front of them, and allows them to intuitively interact with augmented content in their physical surroundings. Our technology platform is made up of computer vision algorithms which will interface with any hardware, including mobile or wearable devices, that have two small and light two dimensional (2D) stereoscopic cameras. Our technology will turn such hardware into a powerful content augmentation platform. Our technology will be usable both outdoors and indoors and will feature a lower power consumption that focuses mainly on the user’s point of view.

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

On February 2, 2015, we and certain of our debenture holders and stockholders and their affiliates holding a majority of our outstanding voting equity securities, or the Security Holders, entered into a definitive agreement, or the Master Agreement, to restructure a portion of our existing debt, provide for the assumption by certain of the stockholders of liabilities arising from our former business and serving as a first step in efforts to effect a recapitalization of our Company. Under the terms of the Master Agreement, Credit Strategies LLC, or Credit, Platinum Partners Value Arbitrage Fund L.P., or Platinum, and ALS Capital Ventures LLC for itself and as agent for each of its affiliates on behalf of whom it holds the assets relating to our former business, the Life Settlement Business, or ALS, to which we may refer to collectively as the Indemnitors, have assumed all liabilities relating to our former activities in the life settlement business and have agreed to indemnify us and our directors and officers from and against any losses related to such former business. In connection therewith, the Indemnitors have agreed to indemnify us for all legal fees and expenses and to assume all liability relating to the legal suit currently proceeding in State Court in New York which was commenced by CMS Life Insurance Opportunity Fund, L.P., and have agreed to reimburse us for all legal fees that have already been paid to our attorneys in respect of said proceeding.

We have issued debentures in an aggregate principal amount of $7,793,543 convertible into our shares of common stock, par value $0.00001 per share, or the Common Stock, at a rate of $0.25 per share, or the Debentures. In connection with the issuance of the Debentures, we also issued warrants to purchase up to 31,174,172 additional shares of Common Stock at an exercise price of $0.50 per share, or the Warrants. Under the Master Agreement, the Security Holders, with the exception of ALS, have agreed to exchange these Debentures, accrued interest and Warrants for 52,767,193 shares of newly designated Preferred A Convertible Stock par value $0.00001 per share, or the Series A Preferred Stock. ALS has agreed to convert all of its Debentures, accrued interest and Warrants into 9,918,883 shares of our Common Stock.

The Series A Preferred Stock will be authorized in accordance with an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock to be filed with the Nevada Secretary of State once the Authorized Capital Increase described below has been implemented. A total of 52,767,193 shares of Series A Preferred Stock will be so authorized.

The holders of Series A Preferred Stock will be entitled to a liquidation preference of an aggregate of $6,634,256, plus interest of 1.2% per annum commencing from January 1, 2015, or the Liquidation Preference, payable upon the liquidation, consolidation or merger of our Company or upon the sale of all of substantially all of the assets or outstanding share capital of our Company, or a Deemed Liquidation. Upon the occurrence of a Deemed Liquidation and after receipt of the Liquidation Preference, the holders of the Series A Preferred Stock shall not be entitled to share in the remainder of the proceeds of such Deemed Liquidation transaction with the remaining stockholders of our Company. Notwithstanding the foregoing, the holders of Series A Preferred Stock shall not be entitled to receive the Liquidation Preference if such Series A Preferred Stock holders would have received an amount exceeding the Liquidation Preference pursuant to any Deemed Liquidation.

The Series A Preferred Stock shall vote together with the Common Stock as a single class, and shall not confer upon the holders thereof any rights senior to, or otherwise different from, the rights conferred upon the holders of Common Stock, other than the Liquidation Preference. At the option of the Series A Preferred Stock holder(s), the shares of Series A Preferred Stock shall be convertible into shares of Common Stock on a one-for-one basis, as adjusted for subdivision, combination or consolidation of Common Stock, stock dividends and other distributions. The Series A Preferred Stock shall automatically be converted into Common Stock upon the closing of a public offering of our Common Stock with net proceeds to us of at least $20,000,000 or upon the consent of the holders of a majority of the outstanding Series A Preferred Stock at such time, to so convert.

In addition, it was agreed under the Master Agreement that we shall take all steps necessary in order to reduce the number of record holders of our Common Stock to below 300 holders of record, which would cause our reporting obligations under The Exchange Act of 1934, as amended, or Exchange Act, to become eligible for suspension under Rule12h-3 or Section 15(d) thereunder, and cause the our Common Stock to become eligible for termination of registration under Rule 12g-4 and Section 12(g) of the Exchange Act. The purpose of these efforts is to reduce the administrative burden and costs associated with our reporting obligations under the Exchange Act. In addition, the prospect of additional financing (discussed further below) is premised on us successfully suspending our reporting obligation under the Exchange Act.

In furtherance of our efforts to suspend its reporting obligation under the Act, the Master Agreement contemplates that we will implement a 101-for-1 reverse stock split of our outstanding Common Stock, or the Reverse Stock Split, immediately followed by a 1-for-101 forward stock split of our outstanding Common Stock, or Forward Stock Split. We refer to the Reverse Stock Split and the Forward Stock Split collectively as the Stock Splits. Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.15 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split will participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. We have received the consent of the holders of the requisite number of its outstanding Common Stock under Nevada law to implement the Stock Splits.

If the Stock Splits are implemented as contemplated, the number of record holders of our Common Stock would fall below 300 holders of record and we would no longer be required to file periodic reports with the Securities Exchange Commission, or the SEC. We believe that the deregistration of our Common Stock under the Exchange Act should reduce significant outlays currently expended in complying with our reporting obligations and allow our management to expend its time and resources to otherwise managing the growth of its business and maximizing long-term shareholder value.

Subject to the successful completion of all of the transactions contemplated under the Master Agreement, including the suspension of our reporting obligations under the Exchange Act, and approval by our board of directors, the Security Holders comprising the holders of a majority of our outstanding Common Stock have agreed that we seek investment(s) in our Company in an amount of up to an aggregate purchase price of up to $5,000,000 at a Company pre-money valuation of no less than $6,000,000. Any such investment would be on terms and conditions approved by our board of directors.

On April 6, 2015, the Company entered into a definitive agreement (the “Agreement”) with Singulariteam Fund II L.P. (“Singulariteam II”), Platinum Partners Value Arbitrage Fund, LP, both existing stockholders of the Company, and SUN CORPORATION of Japan (collectively, the “Investors”), for the purpose of raising funds for the Company’s operation and activities. According to the Agreement, the Investors will invest $1.25 million at the initial closing and receive convertible notes (the “Notes”) which will be convertible into Series B Preferred Stock upon the creation thereof. The Agreement also provides that if the Company shall have an effective certificate of designation of Series B Preferred Stock of the Company, par value $0.00001 each filed with the Secretary of State of Nevada, the Investors have agreed to invest an additional $3.75 million.

The Master Agreement contemplates an increase of the authorized share capital, or the Authorized Capital Increase, of our Common Stock from 500,000,000 shares of Common Stock, to 1,000,000,000 shares of Common Stock, and an increase of our authorized shares of preferred stock from 100,000,000 shares of preferred stock, par value $0.00001 per share, or the Preferred Stock, to 500,000,000 shares of Preferred Stock.

The Authorized Capital Increase is intended, among other things, to provide for the issuance of the Series A Preferred Stock, issuance of additional series of Preferred Stock to prospective investors and for the issuance of up to 155,000,000 shares of Common Stock to our directors and employees pursuant to our new incentive plan and to enhance corporate flexibility to finance and develop the operations of our business. Increasing our authorized shares of Common Stock will provide us with greater flexibility and allow for the issuance of additional shares of Common Stock at such times that our board of directors may deem such issuance to be in the service of our interest, without the expense or delay of seeking approval from the stockholders. We have received the consent of the holders of the requisite number of its outstanding Common Stock under Nevada law to the Authorized Share Increase.

The Master Agreement contemplates that we approve an equity incentive plan in order to facilitate the grant of Restricted Stock Units and/or options to purchase our Common Stock to such executive officers, and employees and consultants of our Company and its subsidiary, as our board of directors deems fit, from time to time, or the 2015 Incentive Plan.

The intended purpose of the 2015 Incentive Plan is to attract and retain highly qualified and experienced directors, employees and consultants and to give such directors, employees and consultants a continued proprietary interest in our success. The 2015 Incentive Plan provides for the issuance of options (including incentive stock options for employees only), restricted or unrestricted common stock and other awards under the 2015 Incentive Plan.

It is anticipated that we will issue 60 million Restricted Stock Units to each of Motti Kushnir, our Chief Executive Officer and Matan Protter, the Chief Technology Officer of our Infinity Israel and 12.6 million Restricted Stock Units to Ortal Zanzuri, our Chief Financial Officer.

Our continued existence is dependent upon its ability to generate profit from its augmented reality business and to meet our obligations as they become due. We intend to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of our augmented reality products, may not be sufficient to meet cash flow expectations. The outcome of these matters cannot be predicted with certainty and therefore we may not be able to continue or expand operations as planned. These conditions raise substantial doubt about our ability to continue as a going concern.

Results of Operations

Our results of operations for the three months and six months ended February 28, 2015 and 2014, consisted of operating and administrative expenses for personnel, leased office space and professional fees.

Three months and six months ended February 28, 2015 compared to three months and six months ended February 28, 2014

INFINITY AUGMENTED REALITY INC.

	Three months ended February 28, 2015	Three months ended February 28, 2014	Six months ended February 28, 2015	Six months ended February 28, 2014

Research and Development expenses	$(237,285)	$(484,692)	$(419,360)	$(829,491)
Marketing, general and administrative expenses	(834,477)	(1,150,593)	(1,868,540)	(1,881,026)
Total Operating expenses	(1,071,762)	(1,635,285)	(2,287,900)	(2,710,517)

Other income (expense)
Interest and other income (expense)	188,567	(183,127)	(63,213)	(302,864)

Loss from continuing operations before income tax	(883,195)	(1,818,412)	(2,351,113)	(3,013,381)
Provision for income tax	-	-	-	-
Loss from continuing operations	(883,195)	(1,818,412)	(2,351,113)	(3,013,381)
Loss from discontinued operations, net of tax	-	(114,966)	-	(114,966)
Net loss	$(883,195)	$(1,933,378)	$(2,351,113)	$(3,128,347)

Research and development. Research and development expenses decreased from $484,692 and $829,491 for the three months and six months ended February 28, 2014, respectively, to $237,285 and $419,360 for the three months and six months ended February 28, 2015, respectively. The decrease of $247,407 and $410,131, respectively, is primarily attributable to a decrease in payroll expenses, mainly in Infinity Israel, due to a decrease of employees in the R&D department.

Marketing, general and administrative expenses. Marketing, general and administrative expenses decreased from $1,150,593 and $1,881,026 for the three months and six months ended February 28, 2014, respectively, to $834,477 and $1,868,540 for the three months and six months ended February 28, 2015, respectively. The decrease of approximately $316,000 for the three months ended February 28, 2015, is primarily attributable to an increase of approximately $311,000 related to the fair value of stock options issued to employees and directors of our Company and of Infinity Israel, offset by a decrease of approximately $380,000 in professional fees and consulting expenses due to cost reduction efforts, a decrease of approximately $170,000 in payroll expenses, and a decrease of approximately $77,000 in travel, rent and other office expenses due to cost reduction efforts.

Interest and other Income (Expense): We recorded $63,213 as interest and other expense for the six months ended February 28, 2015 as compared to $302,864 for the six months ended February 28, 2014. We recorded interest and other income of approximately $188,567 in the three months ended February 28, 2015 as compared to interest and other expenses of approximately $183,127 in the three months ended February 28, 2014. During the three months ended February 28, 2015 we issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants. The entire unamortized discount remaining at the date of the conversion in amount of approximately $443,000 was recognized immediately as interest income.

Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debt.

Income Tax:  There were no income tax expenses in the three months and six month ended February 28, 2015 and February 28, 2014 because we recorded a full valuation allowance against the deferred tax asset resulting from the our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.

Net Loss from continuing operations: We reported a net loss from continuing operations of $883,195 and $2,351,113 for the three months and six months ended February 28, 2015 respectively compared to a net loss of $1,818,412 and $3,013,381 for the three months and six months ended February 28, 2014 respectively. The decrease of $935,217 and $662,267 is primarily attributable to a decrease of $247,407 and $410,131 in research and development expenses, a decrease of $316,116 and $12,486 in marketing and general and administrative expenses, a decrease of $380,384 and $259,535 in interest expense. Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the six months ended February 28, 2015 was $849,673. Net cash used in investing activities was $9,169 arising from purchase of computer equipment. Net cash provided by financing activities was $750,000 arising from proceeds from convertible debentures. This resulted in a decrease in cash of $148,512.

Working Capital and Capital Availability: As of February 28, 2015, we had working capital of $585,523. We anticipate, that barring unforeseen developments, proceeds received from convertible debt financing(s) will be sufficient to sustain our operations for approximately 5 months. We anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors. Such issuances may dilute the interests of our existing shareholders. During the next twelve months we anticipate that we will not generate significant cash from operations. We are unable to estimate our working capital requirements and capital availability for the next twelve months.

On April 6, 2015, we entered into a definitive agreement (the “Agreement”) with Singulariteam Fund II L.P. (f/k/a Genesis Angels Fund, LP) (“Singulariteam II”), Platinum Partners Value Arbitrage Fund, LP, both existing stockholders of the Company, and SUNCORPORATION of Japan (collectively, the “Investors”), for the purpose of raising funds for the Company’s operation and activities. According to the Agreement, the Investors will invest $1.25 million at the initial closing and receive convertible notes (the “Notes”) which will be convertible into Series B Preferred Stock upon the creation thereof. The Agreement also provides that if the Company shall have an effective certificate of designation of Series B Preferred Stock of the Company, par value $0.00001 each filed with the Secretary of State of Nevada, the Investors have agreed to invest an additional $3.75 million.

The Notes have not been registered under the Securities Act of 1933, as amended (the “Securities Act”), or any state securities laws and may not be offered or sold in the United States absent an effective registration statement or an applicable exemption from registration requirements or a transaction not subject to the registration requirements of the Securities Act or any state securities laws.

The shares of Preferred B Stock shares shall have a liquidation preference of 3 times the amount that has been invested plus 1.2% per year, provided that if the amount of proceeds to be received in an actual or deemed liquidation which be distributed on an as converted basis prior to calculating of the liquidation preference, the preferred shares will instead be converted to Common Stock. The Preferred Stock may be converted to common stock at any time and shall be automatically converted to Common Stock if the Company has a public offering raising at least $20 million. The Series B Stock will have special approval rights, will have a right to elect a director, a preemptive right and a right of first refusal. In addition, 75% of the shareholders of the Company will have a right to cause the other shareholders of the Company to sell their shares.

The Notes to be issued at the initial closing shall bear interest at the rate of 1.2% per annum, commencing on the date of its purchase and until the conversion or repayment thereof, and shall be converted immediately upon the effectiveness of the Certificate of Designation of the Series B Preferred Stock. The holders of the Notes may convert the Note into Common Stock at any time prior to such Series Preferred Stock being created.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the three months and six months ended February 28, 2015.

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

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended February 28, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

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

Genesis is seeking declaratory and injunctive relief (but no money damages). We exited the life settlement insurance business in November 2012 and do not own or claim any rights in any such life settlement insurance policies. Accordingly, we believe that the claims are frivolous and we intend to vigorously defend against the allegations.

On December 8, 2014, the Company filed a Motion to Dismiss Genesis’ Complaint as it relates to both of the claims against the Company. On March 5, 2015, oral argument was held and the Judge partially granted and partially denied the Motion to Dismiss dismissing the preliminary injunction cause of action in Genesis’ Complaint, and denied the Motion to Dismiss the declaratory judgement cause of action. The Company has filed an Answer to the Genesis Complaint, including affirmative defenses, on April 6, 2015.

The case is currently in the discovery stage of the litigation. Genesis has noticed depositions of the Company’s representatives for September of 2015. Following the close of discovery, the Company may file a summary judgment motion to dismiss the Genesis Complaint. The Company is continuing to vigorously defend against Genesis’ baseless declaratory judgment claim.

Item 1A. Risk Factors.

There have been no material changes to the risk factors discussed in Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended August 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended February 28, 2015, there were no unregistered sales of equity securities. Pursuant to the publicly announced Reverse/Forward Stock Split, we anticipate purchasing approximately 35,500 shares of Common Stock of the Company at a price of $0.15 per share.

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

INFINITY AUGMENTED REALITY, INC.

April 14, 2015	/s/ Motti Kushnir
Motti Kushnir
Chief Executive Officer

April 14, 2015	/s/ Ortal Zanzuri
Ortal Zanzuri Chief Financial Officer

