Form 10-Q
period 2015-05-31
Infinity Augmented Reality, Inc.
filed 2015-07-02
CIK 1421538

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

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

Yes ☐. No ☒

State the number of shares outstanding of each of the registrant's classes of common equity, as of the latest practicable date. 110,390,005 shares of common stock as of July 2, 2015.

INFINITY AUGMENTED REALITY, INC.

Quarterly Report On Form 10-Q

For The Quarterly Period Ended

May 31, 2015

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Infinity Augmented Reality, Inc. and its Subsidiary (sometimes referred to as "we", "us", "our", "the Company" or "our Company") are included in this quarterly report on Form 10-Q:

Page

Condensed Consolidated Balance Sheets at May 31, 2015 (unaudited) and August 31, 2014	4

Condensed Consolidated Statements of Operations and Comprehensive loss for the three months and nine months ended May 31, 2015 and May 31, 2014 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the nine months ended May 31, 2015 and May 31, 2014 (unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 31, 2015 (unaudited)	August 31, 2014
ASSETS
Current Assets
Cash and cash equivalents	$1,440,935	$875,438
Prepaid expenses and other receivables	23,133	178,394
Total current assets	1,464,068	1,053,832
Property and equipment, net	78,935	84,885
Investment in Meta Company	50,000	50,000
TOTAL ASSETS	$1,593,003	$1,188,717
LIABILITIES
Current Liabilities
Accounts payable and accrued expenses	$154,425	$191,046
Interest payable	112,023	54,871
Current liabilities of discontinued operations	-	27,835
Total current liabilities	266,448	273,752
Convertible debentures, net of debt discount	3,418,867	3,291,930
TOTAL LIABILITIES	3,685,315	3,565,682

COMMITMENTS AND CONTINGENT LIABILITIES

STOCKHOLDERS’ DEFICIT
Common stock ($ 0.00001 par value; 500,000,000 authorized; 110,745,473 issued and 110,390,005 outstanding at May 31, 2015; 95,316,155 issued and 94,960,687 outstanding at August 31, 2014)	1,107	953
Additional paid in capital	67,802,140	63,866,965
Treasury stock, at cost 355,468 shares of common stock May 31, 2015 and August 31, 2014	(49,766)	(49,766)
Accumulated deficit	(69,787,882)	(66,180,566)
Accumulated other comprehensive loss	(57,911)	(14,551)
Total Stockholders' Deficit	(2,092,312)	(2,376,965)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,593,003	$1,188,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
UNAUDITED

	Three months ended May 31, 2015	Three months ended May 31, 2014	Nine months ended May 31, 2015	Nine months ended May 31, 2014

Research and Development expenses	$(272,023)	$(221,200)	$(691,384)	$(1,050,691)
Marketing, General and administrative expenses	(734,415)	(1,920,975)	(2,602,955)	(3,802,001)
Total Operating expenses	(1,006,438)	(2,142,175)	(3,294,339)	(4,852,692)

Interest and other finance income (expense)	(249,764)	(218,949)	(312,977)	(521,812)

Loss from continuing operations before income tax	(1,256,202)	(2,361,124)	(3,607,316)	(5,374,504)
Provision for income tax	-	-	-	-
Loss from continuing operations	(1,256,202)	(2,361,124)	(3,607,316)	(5,374,504)
Loss from discontinued operations	-	(296,319)	-	(411,284)

Net loss	$(1,256,202)	$(2,657,443)	$(3,607,316)	$(5,785,788)

Basic and diluted loss per common share

Continuing operations	$(0.01)	$(0.03)	$(0.04)	$(0.06)
Discontinued operations	-	-	-	-
Net loss per common share	$(0.01)	$(0.03)	$(0.04)	$(0.06)

Basic weighted average shares outstanding	109,244,335	100,929,777	100,682,547	100,026,230
Diluted weighted average shares outstanding	109,244,335	100,929,777	100,682,547	100,026,230

Net loss	$(1,256,202)	$(2,657,443)	$(3,607,316)	$(5,785,788)

Foreign currency translation adjustments	5,865	(8,601)	(43,360)	(25,833)

Comprehensive loss	$(1,250,337)	$(2,666,044)	$(3,650,676)	$(5,811,621)

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended May 31,
	2015	2014
OPERATING ACTIVITIES
Net loss	$(3,607,316)		$(5,785,788)
Loss from discontinued operations	-		411,284
Adjustments to reconcile net loss to net cash (used in) provided by operations
Amortization of debt discount	687,677		490,139
Stock-based compensation	1,839,927		1,843,787
Finance income from conversion of convertible debt and warrants	(442,956)		-
Foreign exchange gain on investment in subsidiary	-		(23,937)
Loss on disposition of equipment	-		29,708
Issuance of stock for in-process research and development	-		26,110
Depreciation	25,974		40,413
Changes in operating assets and liabilities:
Prepaid expenses and other receivables and long-term receivables	142,792		(53,293)
Accounts payable and accrued expenses	(32,909)		(16,243)
Interest payable	67,271		31,228
Net cash used in operating activities- continuing operations	(1,319,540)		(3,006,592)
Net cash (used in) provided by operating activities- discontinued operations	(22,987)		(231,263)
Net cash (used in) provided by operating activities	(1,342,527)		(3,237,855)

INVESTING ACTIVITIES
Purchase of leasehold improvements and equipment	(26,772)		(77,392)
Net cash used in investing activities	(26,772)		(77,392)

FINANCING ACTIVITIES
Proceeds from convertible debentures, net	1,967,500		3,130,000
Proceeds of Short term loans	-		443,660
Repayments of Short term loans	-		(443,660)
Proceeds from exercise of stock options	-		164,717
Net cash provided by financing activities	1,967,500		3,294,717
Effect of exchange rate on cash and cash equivalents	(32,704)		(6,723)
Change in cash and cash equivalents	565,497		(27,253)
Cash and cash equivalents, beginning	875,438		431,760
Cash and cash equivalents of continuing operations, ending	$1,440,935		$404,507

Supplemental disclosure of cash flow information:
Tax paid in cash	$22,987		$231,263

Non-cash Investing and Financing activities:
Warrants issued in connection with convertible debentures	$249,145		$1,133,895
Beneficial conversion feature	$1,250,000		$1,216,570
Conversion of convertible note receivables to preferred shares of Meta Company	$-		$50,000
Conversion of convertible note	$1,061,595	$

The accompanying notes are an integral part of these condensed consolidated financial statements.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS

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

On February 2, 2015, the Company and certain of its debenture holders and stockholders and their affiliates holding a majority of the Company’s outstanding voting equity securities (the “Security Holders”) entered into a definitive agreement to restructure a portion of the Company’s existing debt, provide for the assumption by certain of the stockholders of liabilities arising from the Company’s former business and serving as a first step in efforts to effect a recapitalization of the Company (the “Master Agreement”). Under the terms of the Master Agreement, Credit Strategies LLC, Platinum Partners Value Arbitrage Fund L.P. (“Platinum”) and ALS Capital Ventures LLC for itself and as agent for each of its affiliates on behalf of whom it holds the assets relating to our former business, the Life Settlement Business ( “ALS” and collectively, the “Indemnitors”) have assumed all liabilities relating to the Company’s former activities in the life settlement business and have agreed to indemnify the Company and its directors and officers from and against any losses related to such former business. In connection therewith, the Indemnitors have agreed to indemnify the Company for all legal fees and expenses and to assume all liability relating to the legal suit currently proceeding in State Court in New York which was commenced by CMS Life Insurance Opportunity Fund, L.P., and have agreed to reimburse the Company for all legal fees including those that have already been paid to the Company’s attorneys in respect of said proceeding.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

The Company issued debentures in an aggregate principal amount of $7,793,543 convertible into shares of the Company’s common stock, par value $0.00001 per share (“Common Stock”), at a rate of $0.25 per share (the “Debentures”). In connection with the issuance of the Debentures, the Company issued warrants to purchase up to 31,174,172 additional shares of Common Stock at an exercise price of $0.50 per share (the “Warrants”). Under the Master Agreement, the Security Holders, with the exception of ALS, have agreed to exchange these Debentures, accrued interest and Warrants for 52,767,193 shares of newly designated Preferred A Convertible Stock par value $0.00001 per share (the “Series A Preferred Stock”). ALS has agreed to convert all of its Debentures, accrued interest and Warrants into 9,918,883 shares of our Common Stock.

The Series A Preferred Stock will be authorized in accordance with an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock to be filed with the Nevada Secretary of State once the Authorized Capital Increase described below has been implemented. A total of 52,767,193 shares of Series A Preferred Stock will be so authorized.

The holders of Series A Preferred Stock will be entitled to a liquidation preference of an aggregate of $6,634,256, plus interest of 1.2% per annum commencing from January 1, 2015 (“Liquidation Preference”) payable upon the liquidation, consolidation or merger of the Company or upon the sale of all of substantially all of the assets or outstanding share capital of the Company (each, a “Deemed Liquidation”). Notwithstanding the foregoing, the holders of Series A Preferred Stock shall not be entitled to receive the Liquidation Preference and the Liquidation Preference shall be void, if such Series A Preferred Stock holders would have received an amount exceeding the Liquidation Preference pursuant to any actual or Deemed Liquidation distributed on an as converted basis (prior to calculating and applying the Liquidation Preference).

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

In furtherance of the Company’s efforts to suspend its reporting obligation under the Act, the Master Agreement contemplates that the Company will implement a 101-for-1 reverse stock split of the Company’s outstanding Common Stock (the “Reverse Stock Split”) immediately followed by a 1-for-101 forward stock split of the Company’s outstanding Common Stock (the “Forward Stock Split”, and collectively with the Reverse Stock Split, the “Reverse/Forward Stock Split”). Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.15 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split will participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. The Company intends to hold a special meeting of stockholders to approve such matters set for in the Master agreement which require stockholder approval (the “Special Meeting”).

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

Subject to the successful completion of all of the transactions contemplated under the Master Agreement, including the suspension of the Company’s reporting obligations under the Exchange Act, and approval by the Company’s board of directors, the Security Holders comprising the holders of a majority of the Company’s outstanding Common Stock have agreed that the Company should seek investment in the Company for an aggregate purchase price of up to $5,000,000 at a Company pre-money valuation of no less than $6,000,000. Any such investment would be on terms and conditions approved by the Company’s board of directors.

The Master Agreement contemplates an increase of the authorized share capital (the “Authorized Capital Increase”) of Common Stock from 500,000,000 shares of Common Stock, to 1,000,000,000 shares of Common Stock, and an increase of the Company’s authorized shares of preferred stock from 100,000,000 shares of preferred stock, par value $0.00001 per share (the “Preferred Stock”) to 500,000,000 shares of Preferred Stock, all of which are subject to requisite stockholder approval at the Special Meeting.

.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

The Authorized Capital Increase is intended, among other things, to provide for the issuance of the Series A Preferred Stock, Series B Preferred Stock, issuance of additional series of Preferred Stock to prospective investors and for the issuance of up to 155,000,000 shares of Common Stock to our directors and employees pursuant to the Company’s new incentive plan and to enhance corporate flexibility to finance and develop the operations of our business. Increasing the Company’s authorized shares of Common Stock will provide the Company with greater flexibility and allow for the issuance of additional shares of Common Stock at such times that the Company’s board may deem such issuance to be in the service of the Company’s interest, without the expense or delay of seeking approval from the stockholders. The Master Agreement Shareholders have advised the Company that they intend to vote in favor of the Capital increase.

The Master Agreement contemplates that the Company approve an equity incentive plan in order to facilitate the grant of Restricted Stock Units and/or options to purchase Common Stock of the Company to such executive officers, employees and consultants of the Company and its subsidiary, as the Board of Directors deems fit, from time to time (the “2015 Incentive Plan”).

Subject to the stockholder approval of the 2015 Incentive Plan, it is anticipated that the Company will issue 60,000,000 restricted stock units to each of Motti Kushnir, our Chief Executive Officer and Matan Protter, the Chief Technology Officer of our Infinity Israel and 12,600,000 Restricted Stock Units to Ortal Zanzuri, our Chief Financial Officer.

On April 6, 2015, the Company entered into a definitive agreement (the “Agreement”) with Singulariteam Fund II L.P. , an affiliate of an existing stockholder of the Company (“Singulariteam II”), Platinum, an existing stockholder of the Company, and SUNCORPORATION of Japan (collectively, the “Investors”), for the purpose of raising funds through a private placement, for the Company’s operation and activities. According to the Agreement, the Investors invested $1,250,000 at the initial closing and received convertible notes (the “Notes”) which will be convertible into Series B Preferred Stock, par value $0.00001 each (the “Preferred B Stock”) upon the designation and issuance thereof. The Agreement also provides that after a certificate of designation of Series B Preferred Stock of the Company is filed with the Secretary of State of Nevada and is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000.

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

The holders of Preferred B Stock will be entitled to vote together with the Common Stock as a single class. The Preferred B Stock will confer upon the holder(s) thereof special approval rights, as well as the right to appoint a director on behalf of all of the Preferred B Stockholders, preemptive rights, the right of first refusal, Co-Sale and Drag Along Rights. In addition, holders of Preferred B Stock shall be entitled to a liquidation preference of 3 times the amount that has been invested plus interest at the rate of 1.2% per annum (the “Preferred B Preference”). Notwithstanding the foregoing, the holders of Series B Preferred Stock will not be entitled to receive the Preferred B Preference and the Preferred B Preference shall be void, if such Series B Preferred Stock holders would have received an amount exceeding the Preferred B Preference pursuant to any actual or deemed liquidation distributed on an as converted basis (prior to calculating and applying the Preferred B Preference). The Preferred B Stock may be converted to Common Stock at any time and shall be automatically converted to Common Stock upon a public offering by the company with proceeds of at least $20,000,000, or upon the consent of the holders of a majority of the outstanding Series B Preferred Stock at such time, to so convert.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:	NATURE AND CONTINUANCE OF OPERATIONS (Cont.)

The Notes issued at the initial closing bear interest at the rate of 1.2% per annum, commencing on the date of its purchase and until the conversion or repayment thereof, and are, without any further action, convertible into Series B Preferred Stock immediately upon the effectiveness of the Certificate of Designation of the Series B Preferred Stock. The holders of the Notes may convert the Note into Common Stock at any time prior to the creation of such Preferred B Stock.

The continued existence of the Company is dependent upon its ability to generate profit from its augmented reality business and to meet its obligations as they become due. The Company intends to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of the Company’s augmented reality products, may not be sufficient to meet cash flow expectations. The outcome of these matters cannot be predicted with certainty and therefore the Company may not be able to continue or expand operations as planned. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. These unaudited financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. However, as contemplated by the Agreement subject to the filing of certificate of designation of Series B Preferred Stock of the Company with the Secretary of State of Nevada and after such certificate of designation is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000.

NOTE 2:	SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements as of May 31, 2015 and for the three months and nine months ended May 31, 2015 and 2014, have been prepared in accordance with the accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X of the SEC and on the same basis as the annual audited financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany accounts and transactions are eliminated in the consolidation process. The unaudited Balance Sheet as of May 31, 2015, Statements of Operations and comprehensive loss for the three months and nine months ended May 31, 2015 and May 31, 2014, and Statements of Cash Flows for the nine months ended May 31, 2015 and May 31, 2014, are unaudited, but include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary for a fair presentation of the financial position, operating results and cash flows for the period presented. The results for the three months and nine months ended May 31, 2015 are not necessarily indicative of results to be expected for the year ending August 31, 2015 or for any future interim period. In addition, the balance sheet data at August 31, 2014 was derived from the audited financial statements but does not include all disclosures required by GAAP. The accompanying financial statements should be read in conjunction with the Company’s consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K, filed with the SEC on November 26, 2014.

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

Loss per Share

Basic loss per share is calculated using the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share reflect the potential dilution that could occur if potentially dilutive securities were exercised or converted to common stock. The dilutive effect of options and warrants and their equivalent is computed by application of the treasury stock method and the effect of convertible securities by the "if converted" method. As of May 31, 2015, 78,310,344 shares of common stock, comprised of 26,230,172 convertible debentures with a conversion price of $0.25, 26,230,172 warrants with an exercise price of $0.50, and stock options exercisable into 25,850,000 Common Stock are not included in diluted loss per share since their effect would be anti-dilutive. As of May 31, 2014, 86,845,263 shares of common stock, comprised of 20,230,172 convertible debentures with a conversion price of $0.25, 20,230,172 warrants with an exercise price of $0.50, and stock options exercisable into 46,384,919 Common Stock are not included in diluted loss per share since their effect would be anti-dilutive.

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

Valuation Assumptions

The Company estimates the fair value of stock option grants using a Black-Scholes option pricing model. In applying this model, the Company uses the following assumptions:

●	Risk-Free Interest Rate: The Company determined the risk-free interest rate equivalent to the expected term based on the U.S. Treasury constant maturity rate.

●	Expected Volatility: The Company determined its future stock price volatility based on the average historical stock price volatility of comparable peer companies.

●	Expected Term: Due to the limited exercise history of the Company’s stock options, the Company determined the expected term based on the stratification of employee groups and the expected effect of events that have indications on future exercise activity. Expected life for options granted to employees uses the Simplified Method, while options granted to non-employees uses an expected term equal to the life of the contract.

●	Expected Dividend Rate: The Company has not paid and does not anticipate paying any cash dividends in the near future.

The fair value of each option award was estimated on the grant date using the Black Scholes option-pricing model and expensed under the straight line method. The following assumptions were used:

	Three Months ended May 31,		Nine Months ended May 31,
	2015	2014	2015	2014

Exercise price	-	$0.01	$0.07	$0.01 - $0.40
Expected stock price volatility	-	84.9%	94.29% -105.62%	66.3% - 92.4%
Risk-free rate of interest	-	2.74%	0.98% - 1.39%	0.04% - 2.74%
Expected life of options	-	5.5-6.5 Years	2.75-4 Years	1-6.5 Years

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

NOTE 3:	CONVERTIBLE DEBENTURES

During the nine months ended May 31, 2015, the Company issued a (i) five-year Convertible Series A-14 Debentures (the “A-14 Debentures”) for an aggregate principal amount of $750,000, bearing interest at 1.2% per annum, convertible into shares of Common Stock, at a conversion price of $0.25, and (ii) a five-year Warrant (the “2014 Warrants”) to purchase 3,000,000 shares of Common Stock, to Credit Strategies, LLC, pursuant to Securities Purchase Agreements dated March 26, 2014.

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

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 3:	CONVERTIBLE DEBENTURES (Cont.)

During the nine months ended May 31, 2015, the Company recorded an aggregate of $249,145 for the calculated fair value of 2014 Warrants and BCF, in conjunction with A-14 Debentures issued on September 15 and November 7, 2014.

The Company valued the warrants at the date the warrants were issued, using the Black-Scholes valuation model and the following assumptions:

	September 15, 2014	November 7, 2014
Contractual term (Years)	5.0	5.0
Volatility	139.6%	162.5%
Dividend yield	0.0%	0.0%
Risk-free interest rate	1.80%	1.60%

The Company has issued Debentures in an aggregate principal amount of $7,793,543 convertible into shares of the Company’s Common Stock, at a rate of $0.25 per share. In connection with the issuance of the Debentures, the Company also issued Warrants to purchase up to 31,174,172 additional shares of Common Stock at an exercise price of $0.50 per share. Under the Master Agreement, all the Debenture and Warrant holders, with the exception of ALS, agreed to exchange such Debentures, accrued interest and Warrants for 52,767,193 shares of newly designated Series A Preferred Stock. ALS agreed to convert all of its Debentures, accrued interest and Warrants into 9,918,883 shares of Common Stock.

On February 2, 2015, the Company issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants. The entire unamortized discount remaining at the date of the conversion in the amount of approximately $443,000 was recognized immediately as interest income. The carrying amount of the debt was credited to equity to reflect the stock issued.

On April 6, 2015, the Company and Investors entered into the Agreement, for the purpose of raising funds through a private placement, for the Company’s operation and activities. Under the Agreement, the Investors invested $1,250,000 at the initial closing and received convertible Notes which will be convertible into Preferred B Stock upon the creation thereof and prior to the creation of Series B Stock are convertible to Common Stock. Platinum has assigned half of its rights under the Agreement to its affiliate Credit Strategies LLC.

	May 31, 2015	August 31, 2014
1.2% convertible debentures	7,807,543	7,043,543
Debt discount/ beneficial conversion feature	(4,388,676)	(3,751,613)
Balance	$3,418,867	$3,291,930

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 4:	COMMITMENTS AND CONTINGENT LIABILITIES

With respect to our prior activities in the life insurance settlement business, we were joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP, to which we collectively refer to herein as Genesis, claim that we owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights.

Genesis is seeking declaratory and injunctive relief (but no money damages). We exited the life settlement insurance business in November 2012 and do not own or claim any rights in any such life settlement insurance policies. Accordingly, we believe that the claims are frivolous and intend to vigorously defend against the allegations.

On December 8, 2014, the Company filed a Motion to Dismiss Genesis’ Complaint as it relates to both of the claims against the Company. On March 5, 2015, oral argument was held and the Judge partially granted and partially denied the Motion to Dismiss dismissing the preliminary injunction cause of action in Genesis’ Complaint, and denied the Motion to Dismiss the declaratory judgement cause of action. The Company filed an Answer to the Genesis Complaint, including affirmative defenses, on April 6, 2015.

The case is currently in the discovery stage of the litigation. Genesis has noticed depositions of the Company’s representatives for September of 2015 which we have objected to. Following the close of discovery, we may file a summary judgment motion to dismiss the Genesis Complaint.

NOTE 5:	COMMON STOCK, WARRANTS AND STOCK OPTIONS

Common Stock

On February 2, 2015, the Company issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants.

On March 17, 2015, Coventry Enterprises, LLC exercised 5,957,227 warrants at a cashless exercise. The Company issued Coventry Enterprises, LLC 5,510,435 shares of Common Stock.

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:	WARRANTS AND STOCK OPTIONS (Cont.)

Warrants

Warrant transactions are summarized as follows:

	Number of warrants	Weighted average exercise price	Weighted average life remaining (in years)

Balance as at August 31, 2014 – Issued	34,174,172	0.41	3.97 years
Additions	3,000,000	0.50	4.61 years
Conversions into Common Shares	(10,901,227)	0.00	-
Expiration	(42,773)	0.01	-

Balance as at May 31, 2015	26,230,172	0.50	3.88 years

During the nine months ended May 31, 2015, Coventry Enterprises, LLC exercised 5,957,227 warrants at a cashless exercise. The Company issued Coventry Enterprises, LLC 5,510,435 shares of Common Stock. The remaining 42,773 warrants expired on May 31, 2015.

As of May 31, 2015, there were 26,230,172 warrants outstanding and exercisable with expiration dates from April 2018 through November 2019.

As indicated above, all of such warrants will be converted into shares of Series A Preferred Stock pursuant to the Master Agreement upon the creation of Series A Preferred Stock.

Stock options

On December 7, 2014, the Board of Directors granted to an Infinity Israel employee 50,000 Non-Qualified Stock Options with an exercise price of $0.07, vesting semiannually over the next 3 years and expiring on December 7, 2019.

The following table summarizes the stock-based compensation expense from stock option, employee stock purchase programs and restricted Common Stock awards for the nine months and three months ended May 31, 2015 and 2014:

	Three months ended May 31,		Nine months ended May 31,
	2015	2014	2015	2014

Employee awards	$427,714	$1,549,165	$1,839,927	$1,807,798
Non- employee awards, net of forfeitures	$-	$-	$-	$35,989

Total stock options compensation expense	$427,714	$1,549,165	$1,839,927	$1,843,787

INFINITY AUGMENTED REALITY, INC. AND ITS SUBSIDIARY

NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 5:	WARRANTS AND STOCK OPTIONS (Cont.)

The following table summarizes stock option activity:

	Number of Shares	Weighted Average Exercise Price	Total Weighted Average Intrinsic Value	Weighted Average Remaining Contractual Life (in years)

Outstanding at August 31, 2014	25,800,000	0.07	0.07	8.41
Options granted	50,000	0.07	0.01	4.77
Options exercised	-	-	-	-
Options forfeited	-	-	-	-
Options cancelled	-	-	-	-

Outstanding at May 31, 2015	25,850,000	0.07	0.05	7.91
Options exercisable at May 31, 2015	12,541,667	0.07	0.05	7.68

NOTE 6:	SUBSEQUENT EVENTS

On June 28, 2015, Infinity Israel entered into a five year lease agreement for new research and operation premises in Petach-Tikva Israel which consist of approximately 370 square feet. Infinity Israel’s annual rent obligation starting on September 1, 2015 will be approximately NIS 300,000 per annum (approximately $77,400 at the exchange rate of 3.876 per dollar on June 30, 2015).

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

Unless required by law, we undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this Report or to reflect the occurrence of unanticipated events. Shareholders and potential shareholders should, however, review the factors and risks we describe in the reports we will file from time to time with the SEC after the date of this Report. Management cautions that these statements are qualified by their terms and/or important factors, many of which are outside of our control, and involve a number of risks, uncertainties and other factors that could cause actual results and events to differ materially from the statements made, including, but not limited to, the following:

●	Market Acceptance of our products;

●	Market acceptance of augmented reality products;

●	the risks associated with the adequacy of our existing cash resources and our ability to continue as a going concern;

●	the risks associated with dependence upon key personnel;

●	the cost, delays and uncertainties associated with our product development;

●	regulatory announcements, proceedings or changes;

●	competitive product developments and legal developments;

●	our history of operating losses since our inception and since we began to develop augmented reality in 2012;

●	risks associated with our ability to protect our intellectual property;

●	risks associate with our ability to raise additional funds; and

●	our liquidity.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements.

Overview

We were originally incorporated as Shimmer Gold, Inc. in the State of Nevada on September 7, 2006. In May, 2010, a majority of our shareholders approved an amendment to our Articles of Incorporation changing our name to Absolute Life Solutions, Inc. In May 2012, we formed a wholly-owned subsidiary Infinity Augmented Reality, LLC, or IAR Subsidiary, which was actively engaged in the development of software applications which were intended to utilize augmented reality.

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

On February 2, 2015, we and certain of our debenture holders and stockholders and their affiliates holding a majority of our outstanding voting equity securities, or the Security Holders, entered into a definitive agreement, or the Master Agreement, to restructure a portion of our existing debt, provide for the assumption by certain of the stockholders of liabilities arising from our former business and serving as a first step in efforts to effect a recapitalization of our Company. Under the terms of the Master Agreement, Credit Strategies LLC, or Credit, Platinum Partners Value Arbitrage Fund L.P., or Platinum, and ALS Capital Ventures LLC for itself and as agent for each of its affiliates on behalf of whom it holds the assets relating to our former business, the Life Settlement Business, or ALS, to which we may refer to collectively as the Indemnitors, have assumed all liabilities relating to our former activities in the life settlement business and have agreed to indemnify us and our directors and officers from and against any losses related to such former business. In connection therewith, the Indemnitors have agreed to indemnify us for all legal fees and expenses and to assume all liability relating to the legal suit currently proceeding in State Court in New York which was commenced by CMS Life Insurance Opportunity Fund, L.P., and have agreed to reimburse us for all legal fees including those that have already been paid to our attorneys in respect of said proceeding.

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

The Series A Preferred Stock will be authorized in accordance with an amendment to the Certificate of Designation of Preferences, Rights and Limitations of Series A Preferred Stock to be filed with the Nevada Secretary of State if the Authorized Capital Increase described below has been approved at the Special Meeting and thereafter, implemented. A total of 52,767,193 shares of Series A Preferred Stock will be so authorized.

The holders of Series A Preferred Stock will be entitled to a liquidation preference of an aggregate of $6,634,256, plus interest of 1.2% per annum commencing from January 1, 2015, or the Liquidation Preference, payable upon the liquidation, consolidation or merger of our Company or upon the sale of all of substantially all of the assets or outstanding share capital of our Company, or a Deemed Liquidation. Notwithstanding the foregoing, the holders of Series A Preferred Stock shall not be entitled to receive the Liquidation Preference and the Liquidation Preference shall be void, if such Series A Preferred Stock holders would have received an amount exceeding the Liquidation Preference pursuant to any actual or Deemed Liquidation distributed on an as converted basis (prior to calculating and applying the Liquidation Preference).

The Series A Preferred Stock vote together with the Common Stock as a single class, and do not confer upon the holders thereof any rights senior to, or otherwise different from, the rights conferred upon the holders of Common Stock, other than the Liquidation Preference. At the option of the Series A Preferred Stock holder(s), the shares of Series A Preferred Stock are convertible into shares of Common Stock on a one-for-one basis, as adjusted for subdivision, combination or consolidation of Common Stock, stock dividends and other distributions. The Series A Preferred Stock l automatically convert into Common Stock upon the closing of a public offering of our Common Stock with net proceeds to us of at least $20,000,000 or upon the consent of the holders of a majority of the outstanding Series A Preferred Stock at such time, to so convert.

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

In furtherance of our efforts to suspend its reporting obligation under the Act, the Master Agreement contemplates that we will implement a 101-for-1 reverse stock split of our outstanding Common Stock, or the Reverse Stock Split, immediately followed by a 1-for-101 forward stock split of our outstanding Common Stock, or Forward Stock Split. We refer to the Reverse Stock Split and the Forward Stock Split collectively as the Stock Splits. Holders of record of less than one share of Common Stock after the Reverse Stock Split would be cashed out at the rate of $0.15 per pre-split share. Holders of record of more than one share of Common Stock after the Reverse Stock Split will participate in the Forward Stock Split. Such amendments would not change the par value per share or the number of authorized shares of Common Stock. We intend to hold a special meeting of stockholders to approve such matters set for in the Master agreement which require stockholder approval, or the Special Meeting. Holders of 57,288,844 shares of Common Stock who are party to the Master Agreement, or approximately 51.9% of the Common Stock eligible to be cast at the Special Meeting (including those held by our directors and executive officers), or the Master Agreement Shareholders, have advised us that they intend to vote in favor of the Reverse/Forward Stock Split.

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

The Authorized Capital Increase is intended, among other things, to provide for the issuance of the Series A Preferred Stock, issuance of additional series of Preferred Stock to prospective investors and for the issuance of up to 155,000,000 shares of Common Stock to our directors and employees pursuant to our new incentive plan and to enhance corporate flexibility to finance and develop the operations of our business. Increasing our authorized shares of Common Stock will provide us with greater flexibility and allow for the issuance of additional shares of Common Stock at such times that our board of directors may deem such issuance to be in the service of our interest, without the expense or delay of seeking approval from the stockholders. The Master Agreement Shareholders have advised us that they intend to vote in favor of such Authorized Capital Increase.

The Master Agreement contemplates that an equity incentive plan be adopted in order to facilitate the grant of Restricted Stock Units and/or options to purchase our Common Stock to such executive officers, and employees and consultants of our Company and its subsidiary, as our board of directors deems fit, from time to time, or the 2015 Incentive Plan. The incentive plan is being presented to our stockholder for their review and proposal at the Special Meeting.

It is anticipated that we will issue 60,000,000 Restricted Stock Units to each of Motti Kushnir, our Chief Executive Officer and Matan Protter, the Chief Technology Officer of our Infinity Israel and 12,600,000 Restricted Stock Units to Ortal Zanzuri, our Chief Financial Officer.

On April 6, 2015, the Company entered into a definitive agreement, or the Agreement with Singulariteam Fund II L.P. an affiliate of an existing stockholders of the Company, or Singulariteam II, Platinum Partners Value Arbitrage Fund, LP, an existing stockholder of the Company, or Platinum, and SUNCORPORATION of Japan, collectively referred to herein as, the Investors, for the purpose of raising funds through a private placement for the Company’s operation and activities. According to the Agreement, the Investors invested $1,250,000 at the initial closing and receive convertible notes, or the Notes, which will be convertible into Series B Preferred Stock, par value $0.00001 each, upon the creation thereof. The Agreement also provides that after a certificate of designation of Series B Preferred Stock of our Company is filed with the Secretary of State of Nevada and is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000. Platinum has assigned half of its rights under the Agreement to its affiliate Credit Strategies LLC.

The holders of Preferred B Stock vote together with the Common Stock as a single class. The Preferred B Stock will confer upon the holder(s) thereof special approval rights, as well as the right to appoint a director on behalf of all of the Preferred B Stockholders, preemptive rights, the right of first refusal, Co-Sale and Drag Along Rights. In addition, holders of Preferred B Stock shall be entitled to a liquidation preference of 3 times the amount that has been invested plus interest at the rate of 1.2% per annum, or the Preferred B Preference. Notwithstanding the foregoing, the holders of Series B Preferred Stock shall not be entitled to receive the Preferred B Preference and the Preferred B Preference shall be void, if such Series B Preferred Stock holders would have received an amount exceeding the Preferred B Preference pursuant to any actual or deemed liquidation distributed on an as converted basis (prior to calculating and applying the Preferred B Preference). The Preferred B Stock may be converted by the holders thereof to Common Stock at any time and shall be automatically converted to Common Stock upon a public offering by us with proceeds of at least $20,000,000, or upon the consent of the holders of a majority of the outstanding Series B Preferred Stock at such time, to so convert.

Our continued existence is dependent upon its ability to generate profit from its augmented reality business and to meet our obligations as they become due. We intend to finance the future capital required for continued operations from a combination of traditional debt and equity markets. However, there is no assurance that (a) traditional debt and equity markets may be accessible as required, or if so, on acceptable terms and, or (b) the demand for and selling prices of our augmented reality products, may not be sufficient to meet cash flow expectations. The outcome of these matters cannot be predicted with certainty and therefore we may not be able to continue or expand operations as planned. These conditions raise substantial doubt about our ability to continue as a going concern. However, as contemplated by the Agreement, subject to the filing of certificate of designation of Series B Preferred Stock of the Company with the Secretary of State of Nevada and after such certificate of designation is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000

Results of Operations

Our results of operations for the three months and nine months ended May 31, 2015 and 2014, consisted of operating and administrative expenses for personnel, leased office space and professional fees.

Three months and nine months ended May 31, 2015 compared to three months and nine months ended May 31, 2014

INFINITY AUGMENTED REALITY INC.

	Three months ended May 31, 2015	Three months ended May 31, 2014	Nine months ended May 31, 2015	Nine months ended May 31, 2014

Research and Development expenses	$(272,023)	$(221,200)	$(691,384)	$(1,050,691)
Marketing, general and administrative expenses	(734,415)	(1,920,975)	(2,602,955)	(3,802,001)
Total Operating expenses	(1,006,438)	(2,142,175)	(3,294,339)	(4,852,692)

Interest and other finance income (expense)	(249,764)	(218,949)	(312,977)	(521,812)

Loss from continuing operations before income tax	(1,256,202)	(2,361,124)	(3,607,316)	(5,374,504)
Provision for income tax	-	-	-	-
Loss from continuing operations	(1,256,202)	(2,361,124)	(3,607,316)	(5,374,504)
Loss from discontinued operations, net of tax	-	(296,319)	-	(411,284)
Net loss	$(1,256,202)	$(2,657,443)	$(3,607,316)	$(5,785,788)

Research and development. Research and development expenses increased from $221,200 for the three months ended May 31, 2014 to $272,023 for the three months ended May 31, 2015. The increase is primarily attributable to an increase in outsourcing expenses. Research and development expenses decreased from $1,050,691 for the nine months ended May 31, 2014 to $691,384 for the nine months ended May 31, 2015. The decrease is primarily attributable to a decrease in payroll expenses, mainly in Infinity Israel, due to a decrease in the number of employees in research and development activities.

Marketing, general and administrative expenses. Marketing, general and administrative expenses decreased from $1,920,975 and $3,802,001 for the three months and nine months ended May 31, 2014, respectively, to $734,415 and $2,602,955 for the three months and nine months ended May 31, 2015, respectively. The decrease of approximately $1,187,000 for the three months ended May 31, 2015 compared to the three months ended May 31, 2014, is primarily attributable to a decrease related to the fair value of stock options issued to employees and directors of our Company and of Infinity Israel. The decrease of approximately $1,199,000 for the nine months ended May 31, 2015 compared to the nine months ended May 31, 2014, is primarily attributable to a decrease of approximately $620,000 in professional fees and consulting expenses, a decrease of approximately $470,000 in payroll expenses, and a decrease of approximately $109,000 in travel, rent and other office expenses due to cost reduction efforts.

Interest and other Income (Expense): We recorded approximately $250,000 and $313,000 as interest and other expense for the three months and nine months ended May 31, 2015, respectively, as compared to approximately $219,000 and $522,000 for the three months and nine months ended May 31, 2014, respectively. During the nine months ended May 31, 2015 we issued 9,918,883 shares of Common Stock to ALS in exchange for its Debentures, accrued interest and Warrants. The entire unamortized discount remaining at the date of the conversion in amount of approximately $443,000 was recognized immediately as interest income.

Interest expenses include interest on Convertible Debts and amortization of debt discount related to convertible debt.

Income Tax:  There were no income tax expenses in the three months and nine month ended May 31, 2015 and 2014 because we recorded a full valuation allowance against the deferred tax asset resulting from the our NOL, since we concluded that it is more likely than not that we will not realize the benefit of our deferred tax assets by generating sufficient taxable income in future years.

Net Loss from continuing operations: We reported a net loss from continuing operations of approximately $1,256,000 and $3,607,000 for the three months and nine months ended May 31, 2015, respectively, compared to a net loss of approximately $2,361,000 and $5,375,000 for the three months and nine months ended May 31, 2014 respectively.  Refer to preceding discussions for explanation of variances.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended May 31, 2015 was approximately $1,343,000. Net cash used in investing activities was approximately $27,000 arising from purchase of computer equipment. Net cash provided by financing activities was $1,967,500 arising from proceeds from convertible debentures. This resulted in an increase in cash of approximately $565,000.

Working Capital and Capital Availability: As of May 31, 2015, we had working capital of approximately $1,198,000 including cash and cash equivalents of approximately $1,441,000. We anticipate, that barring unforeseen developments, proceeds received from convertible debt financing(s) will be sufficient to sustain our operations until October 2015. While no assurance can be provided as to ultimate success, we anticipate raising additional funds to continue our augmented reality operations through subsequent debt or equity offerings to one or more accredited investors..

On April 6, 2015, we entered into the Agreement with the Investors for the purpose of raising funds through a private placement for the Company’s operation and activities. Under the Agreement, the Investors invested $1,250,000 at the initial closing and received Notes which will be convertible into Series B Preferred Stock upon the designation thereof. The Agreement also provides that after a certificate of designation of Series B Preferred Stock of the Company is filed with the Secretary of State of Nevada and is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000. All of these actions are subject to our obtaining the requisite stockholder approval at the Special Meeting for the increase in authorized share capital.

Additional issuances of equity will dilute the interests of our existing shareholders.

Going Concern Qualification

We need to raise additional operating capital on an immediate basis.  Management believes that current cash resources, will allow us to meet current working capital requirements through October 2015.  However, without additional sources of cash and/or the deferral, reduction, or elimination of significant planned expenditures, the Company will not have the cash resources to remain as a going concern thereafter. Except for the $3,750,000 million commitment to purchase Series B Preferred Stock (as discussed), which is subject to our stockholders approving an increase in our authorized share capital, we have no commitments for any such funding, and there are no assurances that additional sources of liquidity can be obtained on terms acceptable to the Company, or at all. If the Company is unable to obtain adequate financing or financing on terms satisfactory to the Company, the Company will not have the cash resources to continue as a going concern after October 2015.  These conditions raise substantial doubt about our ability to continue as a going concern.

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

We review the carrying value of the property and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment includes current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition and other economic factors. Based on this assessment, there was no impairment during the three months and nine months ended May 31, 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures. With the participation of our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended or the Exchange Act, as of the end of the period covered by this report.  Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, our disclosure controls and procedures were not effective due to the material weaknesses noted below, in ensuring that (i) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and (ii) information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Due to the small size of our staff, we did not have sufficient segregation of duties to support our internal control over financial reporting.

There were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f)) during the fiscal quarter ended May 31, 2015, that have materially affected, or are reasonable likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

With respect to our prior activities in the life insurance settlement business, we were joined as a defendant in a lawsuit captioned as CMS Life Ins. Opportunity Fund L.P., et al. v. Progressive Capital Solutions in the New York State Supreme Court, New York County. The intervening plaintiffs, Genesis Merchant Partners, LP and Genesis Merchant Partners II, LP, to which we collectively refer to herein as Genesis, claim that we owned certain unidentified "Life Settlement" insurance policies, that are subject to Genesis' rights.

Genesis is seeking declaratory and injunctive relief (but no money damages). We exited the life settlement insurance business in November 2012 and do not own or claim any rights in any such life settlement insurance policies. Accordingly, we believe that the claims are frivolous and we intend to vigorously defend against the allegations.

On December 8, 2014, the Company filed a Motion to Dismiss Genesis’ Complaint as it relates to both of the claims against the Company. On March 5, 2015, oral argument was held and the Judge partially granted and partially denied the Motion to Dismiss dismissing the preliminary injunction cause of action in Genesis’ Complaint, and denied the Motion to Dismiss the declaratory judgement cause of action. We filed an Answer to the Genesis Complaint, including affirmative defenses, on April 6, 2015.

The case is currently in the discovery stage of the litigation. Genesis has noticed depositions of the Company’s representatives for September of 2015 which we have objected to. Following the close of discovery, we may file a summary judgment motion to dismiss the Genesis Complaint.

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

Item 3. Defaults Upon Senior Securities.

The Company currently does not have senior securities

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

As noted above, on April 6, 2015, we entered into the Agreement, issuing notes in the aggregate amount of $1,250,000 which will be convertible into Series B Preferred Stock. The Agreement also provides that after a certificate of designation of our Series B Preferred Stock is filed with the Secretary of State of Nevada and is deemed effective, the Investors are obligated to invest an additional aggregate amount of $3,750,000. The Preferred B Stock will confer upon the holder(s) thereof special approval rights, as well as the right to appoint a director on behalf of all of the Preferred B Stockholders.

As noted above, on June 28, 2015, Infinity Israel entered into a 5 year lease agreement for new research and operation facilities in Petach-Tikva Israel which consist of approximately 370 square feet. Infinity Israel’s annual rent obligation starting on September 1, 2015 will be approximately NIS 300,000 annually (approximately $77,400 at the exchange rate of 3.876 per dollar on June 30, 2015).

Item 6. Exhibits.

See the Exhibit Index following the signature page to this Quarterly Report on Form 10-Q for a list of exhibits filed or furnished with this report, which Exhibit Index is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

INFINITY AUGMENTED REALITY, INC.

July 2, 2015	/s/ Motti Kushnir
Motti Kushnir
Chief Executive Officer

July 2, 2015	/s/ Ortal Zanzuri
Ortal Zanzuri Chief Financial Officer

EXHIBIT INDEX

Exhibit Number	Exhibit Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

